Form 10-Q
period 1994-01-01
MA COM INC
filed 1994-02-15
CIK 65771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1994

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------
Commission File No.  1-4236

M/A-COM, INC.
- -------------
(Exact name of registrant as specified in its charter)

Massachusetts
- -------------
(State, or other jurisdiction of incorporation or organization)

04-2090644
- ----------
(I.R.S. Employer Identification No.)

401 Edgewater Place, Wakefield, MA            01880-6210
- --------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(617) 224-5600
- --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of February 4, 1994, M/A-COM, Inc. had outstanding 25,521,354 shares of Common Stock, $1.00 par value (exclusive of 18,484,355 shares held in its treasury).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

M/A-COM, INC.
AND SUBSIDIARIES

The accompanying condensed consolidated financial statements include, in the opinion of management, all adjustments which are normal and recurring (with the exception of the cumulative effect of a change in accounting for income taxes) and necessary to a fair statement of the results for the interim periods presented. Neither the results for the current period nor comparison with the corresponding period of the preceding fiscal year should be considered indicative of the results which may be expected for the fiscal year ending October 1, 1994. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1993.

We have engaged our independent accountants, Price Waterhouse, to conduct a limited review of the condensed financial information included in this report for the quarter ended January 1, 1994. They have reported to us that such review, which does not constitute an audit, has been completed in accordance with standards established for such reviews by the American Institute of Certified Public Accountants. They proposed no adjustments or additional disclosure which they believed should be reflected in the financial information accompanying this report. Price Waterhouse's report on their review is enclosed with this report.

M/A-COM, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
UNAUDITED
                                             First Quarter Ended
                                       -------------------------------
                                       January 1,         January 2,
                                         1994               1993
                                       -------------------------------
Net sales                               $79,120            $79,135
                                        -------            -------
Costs and expenses:
  Cost of sales                          51,720             55,674
  Company sponsored research
   and development                        4,710              3,894
  Selling, general and
   administrative expenses               19,471             17,570
  Interest expense                        2,255              2,100
  Interest income                          (136)              (571)
                                        -------            -------
                                         78,020             78,667
                                        -------            -------
Income before income taxes and
  cumulative effect                       1,100                468
Income tax provision                        330                 94
                                        -------            -------
Income before cumulative effect             770                374

Cumulative effect of a change in
  accounting for income taxes             3,300                  -
                                        -------            -------
Net income                              $ 4,070            $   374
                                        =======            =======
Income per share:
  Income before cumulative effect         $ .03              $ .02
  Cumulative effect of
    accounting change                       .13                  -
                                          -----              -----
Net income per share                      $ .16              $ .02
                                          =====              =====
Shares used in income per share
  calculation                            25,808             23,963
                                         ======             ======
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
                                                 ----------------------------
                                                 January 1,        October 2,
                                                   1994              1993
                                                 (Unaudited)
                                                 ----------------------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                      $   5,647         $  10,024
  Marketable securities                              1,250             1,250
  Accounts receivable, net                          66,255            72,730
  Unbilled revenue under customer contracts            473             1,744
  Inventories                                       63,079            58,629
  Other current assets                              14,654             7,157
                                                 ---------         ---------
    Total current assets                           151,358           151,534
                                                 ---------         ---------
Plant assets                                       263,087           251,942
Less - Accumulated depreciation                   (153,214)         (145,235)
                                                 ---------         ---------
                                                   109,873           106,707
                                                 ---------         ---------
Other assets                                        57,467            56,462
                                                 ---------         ---------
    Total Assets                                 $ 318,698         $ 314,703
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Notes payable and current portion of
    long-term debt                               $  14,780         $   6,737
  Accounts payable-trade                            15,687            21,255
  Accrued liabilities and taxes                     77,064            94,264
                                                 ---------         ---------
    Total current liabilities                      107,531           122,256
                                                 ---------         ---------

Long-term debt                                      68,198            68,352
                                                 ---------         ---------
Other long-term liabilities                         29,269            16,220
                                                 ---------         ---------
Stockholders' equity:
  Paid-in-capital                                   43,655            41,900
  Retained earnings                                 70,045            65,975
                                                 ---------         ---------
    Total stockholders' equity                     113,700           107,875
                                                 ---------         ---------
Commitments and contingencies
    Total Liabilities and Stockholders' Equity   $ 318,698         $ 314,703
                                                 =========         =========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
UNAUDITED
                                                 First Quarter Ended
                                           -------------------------------
                                           January 1,         January 2,
                                             1994               1993
                                           -------------------------------
Cash provided by (used by) operating
  activities                               $ (6,988)          $    778
                                           --------           --------
Cash applied to investing activities:
  Additions to plant assets                  (3,980)            (8,020)
                                           --------           --------
Cash flows from financing activities:
  Proceeds from short-term borrowings         8,026              1,551
  Repayment of debt                            (193)              (189)
  Repurchases of common stock                     -             (1,001)
  Stock options exercised                       955                 20
                                           --------           --------
Cash provided by financing
  activities                                  8,788                381
                                           --------           --------
Cash applied to discontinued
  operations                                 (2,197)              (894)
                                           --------           --------
Decrease in cash and cash
  equivalents                                (4,377)            (7,755)

Cash and cash equivalents at
  beginning of period                        10,024             36,136
                                           --------           --------
Cash and cash equivalents at
  end of period                            $  5,647           $ 28,381
                                           ========           ========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
- ----------------------------------------------------
(Unaudited except for October 2, 1993 amounts)


Note 1 - Changes in the Business

Sale of Product Line

In the first quarter of 1993, the Company sold its high power, narrow band receiver protector product line. Sales and gross profits have been excluded from the date of the sale. The sale was for cash of $5.1 million and resulted in a gain of $2.3 million which was recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of income.


Note 2 - Unusual Items

As a result of its decision to refocus the direction of its commercial business, in the fourth quarter of 1993 the Company recorded a charge of $5.3 million for anticipated losses on technically complex development programs related to existing commercial contracts. In the first quarter of 1994, the Company reduced its orders and backlog to reflect the termination of one such technically complex contract. This termination resulted in a reduction in the anticipated losses related to this contract and the Company reversed $1.0 million of previously established reserves. This amount was recorded as a reduction to cost of sales.

In the first quarter of 1993, a production facility of a foreign subsidiary was damaged by fire. The Company recorded a gain of approximately $1.0 million related to the excess of insurance recovery over the net book value of the assets damaged by the fire. The gain was recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of income.


Note 3 - Income Taxes

In the first quarter of 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), effective as of October 3, 1993. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance. Previously the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

The adjustments to the balance sheet to adopt SFAS 109 netted to $3.3 million. This amount is reflected in the consolidated statement of income for the first quarter of 1994 as the cumulative effect of a change in accounting principle. It primarily represents the reversal of deferred tax assets and liabilities resulting from the adoption of SFAS 109. The deferred tax assets and liabilities were established in connection with a previous acquisition and were recorded as reductions of the respective assets and liabilities to which they relate. Additionally, SFAS 109 had no material impact on the provision for income taxes for the first quarter of 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carry forwards. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of the date of adoption (in thousands):

Deferred Tax Assets:
- -------------------
Inventory capitalization and reserves    $ 13,716
Capitalized R&D                             5,353
Deferred compensation                       3,101
Net operating loss carryovers              27,098
Restructuring                              11,464
Other accruals and reserves                13,809       74,541
                                         --------
Deferred Tax Liabilities:
- ------------------------

Depreciation and amortization             (23,017)
Other                                      (5,645)     (28,662)
                                         --------

    Valuation allowance                                (50,775)
                                                      --------
    Net deferred tax liability                        $ (4,896)
                                                      ========

The net current deferred tax asset of $10.7 million is included in other current assets and the deferred tax liability of $15.7 million is included in the other long-term liabilities in the accompanying condensed consolidated balance sheet at January 1, 1994. The difference between the net deferred tax liabilities at the date of adoption and January 1, 1994 is attributable to the deferred tax provision in the first quarter of 1994.

The Company has not provided deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested for an indefinite period of time.

Note 4 - Common Stock Transactions and Debt

The Company has an unsecured revolving credit agreement with maximum borrowings of $15.0 million that expires on February 28, 1994. As of January 1, 1994, the Company had borrowed $5.5 million under this agreement at a weighted average interest rate approximating 5.5%. Subsequent to the end of the quarter, the Company borrowed an additional $1.5 million under this agreement. The Company is currently in the routine process of renegotiating its revolving credit agreement.

The Company's foreign subsidiaries have lines of credit available to fund local working capital requirements. The lines of credit provide for borrowings aggregating approximately $18.1 million. During the first quarter of 1994, the Company increased its borrowings by approximately $2.5 million under its foreign lines of credit. As of January 1, 1994, total borrowings under the foreign lines of credit aggregated approximately $8.5 million.

In the first quarter of 1994, the Company repaid $2.6 million of an Industrial Revenue Bond ("IRB") associated with a previously discontinued operation. The IRB had been included in the accrued liabilities of discontinued operations in the Company's balance sheet at October 2, 1993.

In the first quarters of 1994 and 1993, the Company contributed a total of 118,000 and 146,000 shares of common stock, respectively, to match employee contributions to the Company's defined contribution retirement plan.

During the first quarter of 1993, the Company acquired 226,000 shares for $1.0 million under its common stock repurchase program.


Note 5 - Inventories

Inventories are summarized as follows (in thousands):

                         January 1,             October 2,
                           1994                   1993
                        ----------------------------------
Raw materials            $22,839                $22,829

Work in process           32,047                 26,291

Finished goods             8,193                  9,509
                         -------                -------
                         $63,079                $58,629
                         =======                =======

Note 6 - Computation of Income per Share

The shares used in the computation of income per share were as follows (in thousands):

                                          First Quarter Ended
                                     ------------------------------
                                     January 1,          January 2,
                                       1994                1993
                                     ------------------------------
Weighted average shares
  outstanding during period           25,357              23,963
Add: Incremental shares to reflect
  dilutive effect of stock option
  and deferred compensation plans        451                   -
                                      ------              ------
                                      25,808              23,963
                                      ======              ======

Inclusion of common stock equivalents in the computation of earnings per share for the first quarter ended January 2, 1993 would not be dilutive. Fully diluted earnings per share have not been presented as the effect would not be dilutive in either period.


Note 7 - Litigation

On October 27, 1993, at the request of the Company's insurance carrier, the Company entered into a Stipulation of Settlement in connection with the class action entitled Rand, et al. v. M/A-COM, Inc., et al. The Stipulation of Settlement provides that the Company's insurance carrier will pay into a settlement fund the amount of $3.9 million in full settlement of all claims in the action. The Company is not required to make any payment to the plaintiffs out of its own funds, and the Company's insurance carrier has agreed to pay the Company $325,000 to compensate the Company for certain costs associated with the litigation. On February 1, 1994, the court approved the Stipulation of Settlement.

M/A-COM, INC.
AND SUBSIDIARIES

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company reported income before cumulative effect of $.8 million or $.03 per share in the first quarter of 1994 in comparison with $.4 million or $.02 per share in the first quarter of 1993. Net income increased to $4.1 million from $.4 million in the first quarter of 1993. Net income for 1994 includes $3.3 million attributable to the cumulative effect of an accounting change upon the adoption of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS 109").

Orders were $65.0 million in the first quarter of 1994 compared with $80.2 million in the same period of 1993. The decrease in orders reflects the anticipated decline in demand for United States defense-related products of $10.4 million coupled with a decrease of $3.4 million for the non-defense United States government and foreign government markets. As part of its previously disclosed decision to refocus the direction of its commercial business, the Company reduced its orders and backlog by $3.9 million in the first quarter of 1994 to reflect the termination of a technically complex development contract. The majority of this order was originally recorded in the first quarter of 1993. New commercial orders grew by $2.6 million in the first quarter of 1994 compared with the first quarter of 1993.

In the fourth quarter of 1993, the Company formulated a plan for additional consolidation and downsizing. During the first quarter of 1994, the Company announced the closing of a facility in southern New Hampshire and reduced its workforce by approximately 75 persons. It is anticipated that additional workforce reductions will occur over the remainder of the current year. The facility closure and workforce reductions are expected to produce overall cost reductions; however, these cost reductions may be offset by reduced revenues and increased costs for salaries and related benefits for personnel and increases to other costs.


Results of Continuing Operations

Net sales for the first quarter of 1994 remained constant with the first quarter of 1993 as an $8.5 million increase in the sales of commercial products and a $3.1 million increase in sales to non-defense U.S. government agencies and foreign governments were offset by a decrease of $11.6 million in the sales of U.S. defense-related products.

The Company's gross margin improved to 34.6% in the first quarter of 1994 from 29.7% in the first quarter of 1993. The improvement in gross margin is mainly attributable to increased productivity in the Company's Microelectronics Division of 2.1%; the reversal of previously established reserves related to a terminated contract of 1.3% (see Note 2 to the Condensed Consolidated Financial Statements); and increased sales of higher margin circulator and power amplifier products of 1.8%. The improvement in margins from the Microelectronics Division is primarily a result of the Company's consolidation and downsizing which have resulted in reduced facility and personnel costs.

Company sponsored research and development increased by $.8 million in the first quarter of 1994 versus the comparable period of 1993. The Company also incurred $2.3 million and $4.4 million of costs, included in cost of sales, on customer sponsored research and development contracts ($.3 million and $.7 million, respectively, of which was not recoverable under fixed price engineering contracts) in the first quarter of 1994 and 1993, respectively. The increase in company sponsored research and development expense is attributable to a reallocation of engineers from production to research and development as the Company continues to invest in products with significant potential in both commercial and defense applications. The decrease in customer sponsored research and development expense reflects the change to the commercial business environment where customer funding for research and development is less prevalent than in government contracting and a decrease in development costs for contracts which have moved from the development stage into production.

Selling, general and administrative expenses ("SG&A") increased by $1.9 million in the first quarter of 1994 compared with the first quarter of 1993. However, this increase is inclusive of a $2.3 million gain on the sale of a product line and a $1.0 million gain attributed to the excess of insurance recovery over the net book value of assets damaged by a fire which were recorded as reductions of SG&A in the first quarter of 1993. After consideration of these two items, comparable SG&A spending decreased by $1.4 million during the first quarter of 1994, mainly attributable to the results of the Company's consolidation and downsizing.

Net interest expense increased by $.6 million in the first quarter of 1994 compared with the same period of 1993. The increase is mainly attributable to interest expense on increased borrowings and a decrease in interest income due to lower invested cash balances.

The variance between the statutory federal tax rate of 35% and the Company's effective tax rate of 30% is attributable to the differential in tax rates applied to the earnings of foreign subsidiaries and Puerto Rico operations.


Liquidity and Capital Resources

The Company's cash and marketable securities position at January 1, 1994 was $6.9 million in comparison with $11.3 million at October 2, 1993. The Company's operating activities used $7.0 million in cash during the first quarter of 1994, mainly attributable to the Company's restructuring program and accrued payroll and employee benefit costs. The Company also expended $4.0 million for additions to plant assets. During the quarter, the Company borrowed $5.5 million under its revolving credit agreement and increased the amount of borrowing by its foreign subsidiaries by a net $2.5 million to fund working capital requirements. The Company also repaid $.2 million of current maturities on its long-term debt. Additionally, the Company received $1.0 million from the exercise of stock options. The Company settled $2.2 million in liabilities retained in the disposal of certain discontinued operations, mainly attributable to the $2.6 million repayment of an Industrial Revenue Bond offset by royalty income and asset sales associated with the previously disposed operations.

At January 1, 1994, the Company's days sales outstanding of accounts receivable increased to 74 days compared with 70 days at October 2, 1993. The increase is attribuable to a shift in sales mix from defense and other government customers to commercial customers with longer collection periods. Defense and other government customers occasionally permit progress billings and customer advance payments which reduce collection periods. These contract provisions are less typical in commercial business.

The Company's inventory balance at January 1, 1994 increased by $4.5 million in comparison with the inventory balance at October 2, 1993. The increase is mainly attributable to level production at several divisions coupled with lower shipments during the first quarter of 1994, resulting in a build up of inventory of $3.7 million.

The Company's unsecured revolving credit agreement, which permits maximum borrowings of $15.0 million, expires on February 28, 1994. The Company is currently in the routine process of renegotiating its revolving credit agreement.

The Company believes that its existing cash balances, funds to be generated by future operating activities and available borrowing capacity are sufficient to finance operating requirements, the previously described restructuring action, to provide for ongoing capital and research and development requirements and to take advantage of investment opportunities.

Part II.  Other Information

Item 1.  Legal Proceedings

The information set forth in Note 7 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits:                                 Method of Filing
                                                       ----------------
     Exhibit 11    Statement Re: Computation of Per    Incorporated from
                   Share Earnings.                     Note 6 to Condensed
                                                       Consolidated
                                                       Financial Statements.

     Exhibit 15    Letter Re: Unaudited Interim        Filed herewith.
                   Financial Information.


(b)  Reports on Form 8-K

No report on Form 8-K has been filed during the quarter ended January 1, 1994.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 14, 1994.

M/A-COM, Inc.


By:     PETER J. RICE
- --------------------------------
        Peter J. Rice
        Vice President,
        Chief Accounting Officer
        and Controller

February 4, 1994


To the Board of Directors and
Stockholders of M/A-COM, Inc.

We have reviewed the condensed consolidated balance sheet of M/A-COM, Inc. and its consolidated subsidiaries as of January 1, 1994 and January 2, 1993 (not presented herein) and the related consolidated statement of income and the condensed consolidated statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously examined, in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 2, 1993, and the related consolidated statements of income and cash flows for the year then ended (not presented herein), and in our report dated November 2, 1993 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 2, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE