Form 10-Q
period 1994-04-02
MA COM INC
filed 1994-05-13
CIK 65771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1994

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------
Commission File No.  1-4236

M/A-COM, INC.
- - -------------
(Exact name of registrant as specified in its charter)

Massachusetts
- - -------------
(State, or other jurisdiction of incorporation or organization)

04-2090644
- - ----------
(I.R.S. Employer Identification No.)

401 Edgewater Place, Wakefield, MA            01880-6210
- - --------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:
(617) 224-5600
- - --------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 6, 1994, M/A-COM, Inc. had outstanding 25,752,257 shares of Common Stock, $1.00 par value (exclusive of 18,253,452 shares held in its treasury).

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

We have engaged our independent accountants, Price Waterhouse, to conduct a limited review of the condensed financial information included in this report for the quarter ended April 2, 1994. They have reported to us that such review, which does not constitute an audit, has been completed in accordance with standards established for such reviews by the American Institute of Certified Public Accountants. They proposed no adjustments or additional disclosure which they believed should be reflected in the financial information accompanying this report. Price Waterhouse's report on their review is enclosed with this report.

M/A-COM, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
UNAUDITED
                                             Three Months Ended                               Six Months Ended
                                       -------------------------------                -------------------------------
                                        April 2,           April 3,                    April 2,           April 3,
                                         1994               1993                        1994               1993
                                       -------------------------------                -------------------------------
Net sales                               $ 83,851           $ 87,111                    $162,971            $166,246
                                        --------           --------                    --------            --------
Costs and expenses:
  Cost of sales                           54,646             59,969                     106,366             115,643
  Company sponsored research
   and development                         5,959              4,781                      10,669               8,675
  Selling, general and
   administrative expenses                20,087             23,096                      39,558              40,666
  Interest expense                         2,334              2,139                       4,589               4,239
  Interest income                           (129)            (3,004)                       (265)             (3,575)
                                        --------           --------                    --------            --------
                                          82,897             86,981                     160,917             165,648
                                        --------           --------                    --------            --------
Income from continuing operations
  before income taxes                        954                130                       2,054                 598
Income tax (benefit) provision               482             (2,600)                        812              (2,506)
                                        --------           --------                    --------            --------
Income from continuing operations            472              2,730                       1,242               3,104

Discontinued operations, net of
  applicable income taxes                      -              1,000                           -               1,000

Cumulative effect of a change in
  accounting for income taxes                  -                  -                       3,300                   -
                                        --------           --------                    --------            --------
Net income                              $    472           $  3,730                    $  4,542            $  4,104
                                        ========           ========                    ========            ========
Income per share:
  Continuing operations                    $ .02              $ .11                       $ .05               $ .13
  Discontinued operations                      -                .04                           -                 .04
  Cumulative effect of
    accounting change                          -                  -                         .13                   -
                                           -----              -----                       -----               -----
Net income per share                       $ .02              $ .15                       $ .18               $ .17
                                           =====              =====                       =====               =====
Shares used in income per share
  calculation                             25,946             24,076                      25,877              24,020
                                          ======             ======                      ======              ======
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
                                                 ----------------------------
                                                   April 2,        October 2,
                                                    1994             1993
                                                 (Unaudited)
                                                 ----------------------------
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                      $   4,123         $  10,024
  Marketable securities                              1,250             1,250
  Accounts receivable, net                          71,568            72,730
  Unbilled revenue under customer contracts            554             1,744
  Inventories                                       67,734            58,629
  Other current assets                              13,593             7,157
                                                 ---------         ---------
    Total current assets                           158,822           151,534
                                                 ---------         ---------
Plant assets                                       253,790           251,942
Less - Accumulated depreciation                   (147,337)         (145,235)
                                                 ---------         ---------
                                                   106,453           106,707
                                                 ---------         ---------
Other assets                                        54,875            56,462
                                                 ---------         ---------
    Total Assets                                 $ 320,150         $ 314,703
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Notes payable and current portion of
    long-term debt                               $   9,802         $   6,737
  Accounts payable-trade                            17,778            21,255
  Accrued liabilities and taxes                     81,660            94,264
                                                 ---------         ---------
    Total current liabilities                      109,240           122,256
                                                 ---------         ---------

Long-term debt                                      67,987            68,352
                                                 ---------         ---------
Other long-term liabilities                         27,085            16,220
                                                 ---------         ---------
Stockholders' equity:
  Paid-in-capital                                   45,321            41,900
  Retained earnings                                 70,517            65,975
                                                 ---------         ---------
    Total stockholders' equity                     115,838           107,875
                                                 ---------         ---------
Commitments and contingencies
    Total Liabilities and Stockholders' Equity   $ 320,150         $ 314,703
                                                 =========         =========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
UNAUDITED
                                                     Six Months Ended
                                             -------------------------------
                                              April 2,           April 3,
                                               1994               1993
                                             -------------------------------
Cash provided by continuing operating
  activities                                 $    272           $  2,970
                                             --------           --------
Cash flows from investing activities:
  Additions to plant assets                    (7,648)           (21,473)
  Investment in IVHS Technologies, Inc.             -             (2,250)
                                             --------           --------
Cash applied to investing activities           (7,648)           (23,723)
                                             --------           --------
Cash flows from financing activities:
  Net proceeds from short-term borrowings       3,193              1,438
  Repayment of debt                              (385)              (377)
  Repurchase of common stock                        -             (1,001)
  Stock options exercised                       1,047                291
                                             --------           --------
Cash provided by financing activities           3,855                351
                                             --------           --------
Cash provided by (applied to)
  discontinued operations                      (2,380)             2,559
                                             --------           --------
Decrease in cash and cash equivalents          (5,901)           (17,843)

Cash and cash equivalents at
  beginning of period                          10,024             36,136
                                             --------           --------
Cash and cash equivalents at
  end of period                              $  4,123           $ 18,293
                                             ========           ========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
- - ----------------------------------------------------
(Unaudited except for October 2, 1993 amounts)


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

Investment in IVHS Technologies, Inc.

In the second quarter of 1993, the Company made an equity investment in IVHS Technologies, Inc. ("IVHS") for $2.3 million. IVHS is in the business of innovating, designing and manufacturing specialized electronic products that enhance the safety and efficiency of vehicles, drivers and roadways.


Note 2 - Unusual Items

In the fourth quarter of 1993, the Company decided to refocus the direction of its commercial business and reallocated certain resources associated with that aspect of its operations. As a result of these actions, the Company recorded a $5.3 million reserve for anticipated losses relating to its manufacturing obligations on certain technically complex commercial contracts.

Beginning in 1994, in connection with certain changes in operational management, the Company embarked upon a new strategy of negotiating the termination of these contracts in an effort to minimize the anticipated losses and maximize the Company's resources.

In the first quarter of 1994, the Company reached an agreement in principle to terminate one of the technically complex commercial contracts for which it had previously established a reserve. In connection with this, the Company reduced its orders and backlog to reflect the termination of this contract. In addition, the Company reassessed the adequacy of the $2.6 million reserve initially established for this contract and determined that $1.6 million of this reserve was necessary for the write-off of inventory and other potential obligations related to this contract. Accordingly the Company reversed $1.0 million related to this reserve. During the second quarter of 1994, the Company formalized the termination of this contract without any further obligations or contingencies. Accordingly, the Company charged approximately $.7 in unusable inventory relating to this contract against the reserve, and reversed the remaining reserve balance of $.9 million. The first and second quarter reserve reversals were recorded as reductions to cost of sales.

In the second quarter of 1993, the Company recorded a charge to selling, general and administrative expenses ("SG&A") of $4.0 million as a refinement of the estimated cost of the Company's consolidation and downsizing plans which were initially established during 1992. Additionally, the Company recorded an increase to its allowance for doubtful accounts of $1.0 million during the second quarter of 1993. This increase was charged to SG&A and was the result of cash flow problems being experienced by a specific customer.

During the second quarter of 1993, the Company also benefited from the recovery of $2.2 million in insurance proceeds. The proceeds represent the reimbursement of expenditures made for certain liabilities at a site previously occupied by the Company and were recorded as a reduction of SG&A in the second quarter of 1993. The expenditures had been charged to the results of operations in previous periods.

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

The adjustments to the balance sheet to adopt SFAS 109 netted to $3.3 million. This amount is reflected in the consolidated statement of income for the six months ended April 2, 1994 as the cumulative effect of a change in accounting principle. It primarily represents the reversal of deferred tax assets and liabilities resulting from the adoption of SFAS 109. The deferred tax assets and liabilities were established in connection with a previous acquisition and were recorded as reductions of the respective assets and liabilities to which they relate. Additionally, SFAS 109 had no material impact on the provision for income taxes for the first and second quarters of 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carry forwards. The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of the date of adoption (in thousands):

Deferred Tax Assets:
- - -------------------
Inventory capitalization and reserves    $ 13,716
Capitalized R&D                             5,353
Deferred compensation                       3,101
Net operating loss carryovers              27,098
Restructuring accruals                     11,464
Other accruals and reserves                13,809       74,541
                                         --------
Deferred Tax Liabilities:
- - ------------------------

Depreciation and amortization             (23,017)
Other                                      (5,645)     (28,662)
                                         --------

    Valuation allowance                                (50,775)
                                                      --------
    Net deferred tax liability                        $ (4,896)
                                                      ========

The net current deferred tax asset of $9.5 million is included in other current assets and the deferred tax liability of $14.5 million is included in the other long-term liabilities in the accompanying condensed consolidated balance sheet at April 2, 1994.

During the second quarter of 1993, the Company reached initial resolution with the Internal Revenue Service of certain prior years' tax returns. As a result, the Company recorded $2.8 million of interest income on a tax refund claim during the second quarter of 1993. Additionally, the Company recorded a reversal, net of the second quarter of 1993 tax provision, of $3.6 million of accrued tax liabilities ($1.0 million of which was applicable to discontinued operations).

The Company has not provided deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested for an indefinite period of time.

Note 4 - Common Stock Transactions and Debt

In the second quarter of 1994, the Company negotiated a new revolving credit agreement (the "agreement") with maximum borrowings of $30.0 million expiring on August 30, 1995. The maximum borrowings may be limited based on the amount of the Company's domestic accounts receivable, as adjusted by the agreement. As of April 2, 1994, the Company's borrowing availability under this agreement was $22.7 million. During the term of the agreement, the Company can borrow at the bank's base rate (6.25% at April 2, 1994) or the bank's Eurodollar rate, as adjusted, plus one and one-half percent. The agreement contains certain restrictive covenants including, but not limited to, minimum levels of profitability and liquidity and restrictions related to indebtedness, cash flow and capital expenditures. The agreement also contains restrictions with respect to acquisitions and the repurchase of the Company's public debt. As of April 2, 1994 the Company had outstanding borrowings under this agreement of $2.5 million. Subsequent to the end of the second quarter, the Company has borrowed an additional $6.5 million.

The Company's foreign subsidiaries have lines of credit available to fund local working capital requirements. The lines of credit provide for borrowings aggregating approximately $18.3 million. During the first six months of 1994, the Company increased its borrowings by approximately $.7 million under its foreign lines of credit. As of April 2, 1994, total borrowings under the foreign lines of credit aggregated approximately $6.5 million.

In the first quarter of 1994, the Company repaid $2.6 million of an Industrial Revenue Bond ("IRB") associated with a previously discontinued operation. The IRB had been included in accrued liabilities in the Company's consolidated balance sheet at October 2, 1993.

In the three month and six month periods ended April 2, 1994, the Company contributed a total of 122,000 and 240,000 shares of common stock, respectively, to match employee contributions to the Company's defined contribution retirement plan.

During the first quarter of 1993, the Company acquired 226,000 shares for $1.0 million under its common stock repurchase program.


Note 5 - Inventories

Inventories are summarized as follows (in thousands):

                          April 2,              October 2,
                           1994                   1993
                        ----------------------------------
Raw materials            $23,151                $22,829

Work in process           32,283                 26,291

Finished goods            12,300                  9,509
                         -------                -------
                         $67,734                $58,629
                         =======                =======

Note 6 - Computation of Income per Share

The shares used in the computation of income per share were as follows (in thousands):

                                           Three Months Ended                             Six Months Ended
                                     ------------------------------                ------------------------------
                                      April 2,            April 3,                  April 2,            April 3,
                                       1994                1993                      1994                1993
                                     ------------------------------                ------------------------------
Weighted average shares
  outstanding during period           25,563              24,076                    25,460              24,020
Add: Incremental shares to reflect
  dilutive effect of stock option
  and deferred compensation plans        383                   -                       417                   -
                                      ------              ------                    ------              ------
                                      25,946              24,076                    25,877              24,020
                                      ======              ======                    ======              ======

Inclusion of common stock equivalents in the computation of earnings per share for the three and six month periods ending April 3, 1993 would not be dilutive. Fully diluted earnings per share have not been presented as the effect would not be dilutive in any period presented.


Note 7 - Litigation

On October 27, 1993, at the request of the Company's insurance carrier, the Company entered into a Stipulation of Settlement in connection with the class action entitled Rand, et al. v. M/A-COM, Inc., et al. On February 1, 1994, the court approved the Stipulation of Settlement. Pursuant to the Stipulation of Settlement the Company's insurance carrier has paid into a settlement fund the amount of $3.9 million in full settlement of all claims in the action. The Company is not required to make any payment to the plaintiffs out of its own funds, and the Company's insurance carrier has paid the Company $325,000 to compensate the Company for certain costs associated with the litigation.

M/A-COM, INC.
AND SUBSIDIARIES

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company reported income from continuing operations of $.5 million, or $.02 per share in the second quarter of 1994 in comparison with $2.7 million or $.11 per share in the second quarter of 1993.

Net income for the three month and six month periods ended April 2, 1994 was $.5 million and $4.5 million, respectively. Net income for the six months ended April 2, 1994 includes $3.3 million attributable to the cumulative effect of an accounting change upon the adoption of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Net income for the same periods of 1993 was $3.7 million and $4.1 million, respectively, and included $1.0 million of income from discontinued operations which was recorded in the second quarter of 1993.

New orders for the second quarter of 1994 were $80.6 million compared with $87.2 million in the same period of 1993. The decrease in new orders is attributed to a $10.9 million decrease in orders from non-defense United States government and foreign government markets and a $2.1 million decrease in commercial orders. The decrease in non-defense United States government and foreign government orders is attributed to spending reductions in the U.S. agencies which the Company supplies and a non-recurring order of $3.0 million recorded in the second quarter of 1993. The second quarter 1994 reduction in commercial orders includes a reversal of $6.9 million attributable to the cancellation of an order for products ultimately intended for the commercial aircraft industry. These reductions were partially offset by an increase in United States defense-related orders of $6.4 million. United States defense-related orders include a $7.6 million order awarded to the Company under Title III of the Defense Production Act to support world class, domestic manufacturing capabilities for the production of gallium arsenide for applications in the commercial and defense marketplace.

New orders for the first six months of 1994 were $145.6 million, a decrease of $21.8 million in comparison with the first six months of 1993. The decrease is due to decreases of $14.3 million in orders from non-defense United States government and foreign government markets, a $4.1 million decrease in United States defense-related orders and a $3.4 million decrease in commercial orders. The decrease in commercial orders includes a $3.9 million reduction which reflects the termination of a technically complex development contract during the first quarter of 1994 as well as the factors previously mentioned.

In the fourth quarter of 1993, the Company formulated a plan for additional consolidation and downsizing. During the second quarter of 1994, the Company commenced the previously announced closing of a facility in southern New Hampshire and, since the beginning of 1994, has reduced its workforce by 227 persons. It is anticipated that additional workforce reductions will occur over the remainder of the current year. The facility closure and workforce reductions are expected to produce overall cost reductions; however, these cost reductions may be offset by reduced revenues and increased costs for salaries and related benefits for personnel and other cost increases.


Results of Continuing Operations

Net sales for the second quarter of 1994 decreased by $3.3 million in comparison with the same period of 1993 as a $5.2 million increase in commercial sales was offset by an $8.2 million decrease in United States defense-related sales. Decreases in United States defense-related sales reflect a continued contraction of the United States defense market.

Sales for the first six months of 1994 decreased by $3.3 million in comparison with the first six months of 1993. A $20.1 million decrease in United States defense-related sales was partially offset by a $13.9 million increase in commercial sales and a $3.0 million increase in sales to non-defense U.S. government agencies and foreign governments.

The Company's gross margin improved to 34.8% in the second quarter of 1994 in comparison with 31.2% in the second quarter of 1993. The increase in gross margin percentage was attributable to increased sales of higher margin circulator products of 1.1%; increased sales of connector products resulting in margin growth of 3.1% and the reversal of previously established reserves related to a terminated contract of 1.1% (see Note 2 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q) partially offset by the impact on gross margin of reduced revenues from the Company's antenna products operation of 1.2%. Gross margin for the first six months of 1994 improved to 34.7% from 30.4% in the first six months of 1993. The improvement in 1994 gross margin is attributable to the factors noted above as well as productivity improvement in the Company's Microelectronics Division. The improvement in margins at the Microelectronics Division is primarily the result of the Company's consolidation and downsizing which have resulted in reduced facility and personnel costs.

Company-sponsored research and development expenditures have increased by $1.2 million and $2.0 million in the three and six month periods ended April 2, 1994 in comparison with the same periods of 1993. The Company also incurred $2.6 million and $4.9 million of costs, included in cost of sales, on customer-sponsored research and development ($.8 million and $1.1 million of which was not recoverable under fixed price engineering contracts) for the three month and six month periods ended April 2, 1994, respectively, representing decreases of $1.0 million and $3.1 million from the comparable period of 1993. The increase in company-sponsored research and development is attributable to a reallocation of engineers from production to research and development as the Company continues to invest in products with significant potential in both commercial and defense applications. The decrease in customer-sponsored research and development expense reflects the change to a commercial business environment where customer funding for research and development is less prevalent than in government contracting and a decrease in development costs for contracts which have moved from development stages into production.

Selling, general and administrative ("SG&A") expenses decreased by $3.0 million in the second quarter of 1994 compared with the second quarter of 1993. In the second quarter of 1993, the Company recorded a charge of $4.0 million to refine estimates related to its 1992 restructuring plan and $1.0 million to its allowance for doubtful accounts due to cash flow problems being experienced by one specific customer. These charges were partially offset by the recovery of $2.2 million in insurance proceeds (see Note 2 to the Condensed Consolidated Financial Statements).

SG&A decreased by $1.1 million for the first six months of 1994 in comparison with the first six months of 1993. The decrease is mainly attributable to the factors previously discussed and to gains of $2.3 million related to the sale of a product line and $1.0 million attributed to the excess of insurance recovery over the book value of assets damaged by a fire at a production facility which were recorded as reductions of SG&A in the first quarter of 1993. The remaining decrease is the result of the Company's consolidation and downsizing which has reduced facility and personnel costs.

Net interest expense increased by $3.1 million and $3.7 million in the three and six month period ended April 2, 1994 in comparison with the same periods of 1993. The increase is mainly attributable to the recording of $2.8 million of interest income on a tax refund claim during the second quarter of 1993 (see Note 3 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q), higher interest expense related to increased borrowings, and reduced interest income on lower invested cash balances.

During the second quarter of 1993, the Company reached initial resolution with the Internal Revenue Service of certain prior years tax returns. As a result, the Company recorded a reversal, net of the second quarter tax provision, of $3.6 million of accrued tax liabilities ($1.0 million of which was attributable to discontinued operations).

The variance between the statutory federal tax rate of 35% and the Company's effective tax rate of 40% is due to the differential in tax rates applied to the earnings of foreign subsidiaries and Puerto Rico operations.

Liquidity and Capital Resources

The Company's cash and marketable securities position at April 2, 1994 was $5.4 million in comparison with $11.3 million at October 2, 1993. The Company's operating activities have generated $.3 million of cash during the first six months of 1994. The Company also expended $7.6 million for additions to plant assets. During the first six months of 1994, the Company has borrowed $8.0 million and repaid $5.5 million under its revolving credit agreement and increased the borrowings by its foreign subsidiaries by a net of $.7 million to fund local working capital requirements. The Company has also repaid $.4 million of maturities on its long-term debt. Additionally, the Company received $1.0 million from the exercise of stock options. The Company had net cash outflows of $2.4 million relating to discontinued operations, mainly attributable to the $2.6 million repayment of an Industrial Revenue Bond partially offset by royalty income and asset sales associated with previously discontinued operations.

As of April 2, 1994, the Company's accounts receivable, as measured by the number of days sales outstanding, increased to 72 days in comparison with 70 days at October 2, 1993. The increase is attributable to a shift in sales mix from defense and other government customers to commercial customers with longer collection periods.

The Company's inventory balance at April 2, 1994 increased by $9.1 million in comparison with the inventory balance at October 2, 1993. The increase is mainly the result of consistent levels of production at several divisions of $4.0 million in anticipation of increasing sales in the third and fourth quarters of 1994, increasing inventory balances in support of increased sales volume in the Company's connector products operation of $1.9 million and a build of inventory in anticipation of shipments to occur in the third and fourth quarters of 1994 of $2.4 million in the antenna product operation.

During the second quarter of 1994, the Company completed negotiations for a new unsecured revolving line of credit. The new line of credit, which permits maximum borrowings of $30.0 million, expires on August 30, 1995. The maximum borrowings may be limited depending on the amount of the Company's domestic accounts receivable and also contains certain other restrictions (see Note 4 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q).

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

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)  On February 16, 1994, the Company held its Annual Meeting of
     Stockholders (the "Meeting").

(b) At the Meeting, the stockholders elected to the Board of Directors all Class I Director nominees listed in the proxy material for the Meeting by the following votes:

                                                     Total Vote
Name of                      Total Vote for         Withheld from
Director Nominees           Director Nominee       Director Nominee
- - -----------------           ----------------       ----------------
Daniel J. Fink                22,544,950              348,051
Raymond F. Pettit             22,570,024              322,977
Dr. Thomas A. Vanderslice     22,468,511              424,490

Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits:                                  Method of Filing
                                                        ----------------
     Exhibit 10.1  Revolving Credit Agreement among     Filed herewith.
                   M/A-COM, Inc. and First National
                   Bank of Boston, et al., dated as
                   of March 15, 1994.

     Exhibit 10.2  Unlimited Guaranty made by M/A-COM   Filed herewith.
                   Government Products, Inc., M/A-COM
                   Light Control Systems, Inc.,
                   M/A-COM Omni Spectra, Inc., M/A-COM
                   PHI, Inc. and M/A-COM Puerto Rico,
                   Inc. in favor of First National
                   Bank of Boston, et al., dated as of
                   March 15, 1994.

     Management Contracts, Compensatory Plans and Arrangements

     Exhibit 10.3  Severance Agreement dated as of      Filed herewith.
                   March 20, 1994 between M/A-COM,
                   Inc. and Allan L. Rayfield.

     -------------------------

     Exhibit 11    Statement Re: Computation of Per     Incorporated from
                   Share Earnings.                      Note 6 to Condensed
                                                        Consolidated
                                                        Financial Statements.

     Exhibit 15    Letter Re: Unaudited Interim         Filed herewith.
                   Financial Information.


(b)  Reports on Form 8-K

No report on Form 8-K has been filed during the quarter ended April 2, 1994.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 1994.

M/A-COM, Inc.


By:     PETER J. RICE
- - --------------------------------
        Peter J. Rice
        Vice President,
        Chief Accounting Officer
        and Controller

April 25, 1994


To the Board of Directors and
Shareholders of M/A-COM, Inc.

We have reviewed the condensed consolidated balance sheet of M/A-COM, Inc. and its subsidiaries as of April 2, 1994 and April 3, 1993 (not presented herein), the related consolidated statement of income for the three-month and six-month periods then ended and the related condensed consolidated statement of cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 2, 1993, and the related consolidated statements of income and cash flows for the year then ended (not presented herein), and in our report dated November 2, 1993 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 2, 1993, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE