Form 10-Q
period 1994-07-02
MA COM INC
filed 1994-08-12
CIK 65771

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------

                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------


                          Commission File No. 1-4236


                                 M/A-COM, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Massachusetts                               04-2090644
- - -------------------------------       ---------------------------------------
(State or other jurisdiction or       (I.R.S. Employer Identification Number)
incorporation or organization)


            100 Chelmsford Street, Lowell, MA            01853-3294
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                                (508) 442-5000
                                --------------
              (Registrant's telephone number, including area code)


                    401 Edgewater Place, Wakefield, MA 01880
                 -----------------------------------------------
                 (Former address of principal executive offices)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of August 5, 1994, M/A-COM, Inc. had outstanding 25,848,585 shares of Common Stock, $1.00 par value (exclusive of 18,157,124 shares held in its treasury).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

M/A-COM, INC.
AND SUBSIDIARIES

The accompanying condensed consolidated financial statements include, in the opinion of management, all adjustments which are normal and recurring (with the exception of the cumulative effect of a promulgated change in accounting for income taxes) and necessary to a fair statement of the results for the interim periods presented. Neither the results for the current period nor comparison with the corresponding period of the preceding fiscal year should be considered indicative of the results which may be expected for the fiscal year ending October 1, 1994. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1993.

We have engaged our independent accountants, Price Waterhouse LLP, to conduct a limited review of the condensed consolidated financial information included in this report for the quarter ended July 2, 1994. They have reported to us that such review, which does not constitute an audit, has been completed in accordance with standards established for such reviews by the American Institute of Certified Public Accountants. They proposed no adjustments or additional disclosure which they believed should be reflected in the financial information accompanying this report. Price Waterhouse LLP's report on their review is enclosed on page 17 of this report.

M/A-COM, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share amounts)
UNAUDITED
                                             Three Months Ended                              Nine Months Ended
                                       -------------------------------                -------------------------------
                                         July 2,            July 3,                     July 2,            July 3,
                                          1994               1993                        1994               1993
                                       -------------------------------                -------------------------------
Net sales                               $ 85,212           $ 84,520                    $248,183            $250,766
                                        --------           --------                    --------            --------
Costs and expenses:
  Cost of sales                           53,892             53,393                     160,258             169,036
  Company sponsored research
   and development                         5,996              5,346                      16,665              14,021
  Selling, general and
   administrative expenses                21,558             22,095                      61,116              62,761
  Interest expense                         2,345              1,824                       6,934               6,063
  Interest income                           (157)              (148)                       (422)             (3,723)
                                        --------           --------                    --------            --------
                                          83,634             82,510                     244,551             248,158
                                        --------           --------                    --------            --------
Income from continuing operations
  before income taxes                      1,578              2,010                       3,632               2,608
Income tax (benefit) provision                 -                300                         812              (2,206)
                                        --------           --------                    --------            --------
Income from continuing operations          1,578              1,710                       2,820               4,814

Discontinued operations, net of
  applicable income taxes                      -                  -                           -               1,000

Cumulative effect of a change in
  accounting for income taxes                  -                  -                       3,300                   -
                                        --------           --------                    --------            --------
Net income                              $  1,578           $  1,710                    $  6,120            $  5,814
                                        ========           ========                    ========            ========
Income per share:
  Continuing operations                    $ .06              $ .07                       $ .11               $ .20
  Discontinued operations                      -                  -                           -                 .04
  Cumulative effect of
    accounting change                          -                  -                         .13                   -
                                           -----              -----                       -----               -----
Net income per share                       $ .06              $ .07                       $ .24               $ .24
                                           =====              =====                       =====               =====
Shares used in income per share
  calculation                             25,867             25,395                      25,874              24,478
                                          ======             ======                      ======              ======
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
                                                 ----------------------------
                                                   July 2,         October 2,
                                                    1994             1993
                                                 (Unaudited)
                                                 ----------------------------
ASSETS
- - ------
Current assets:
  Cash and cash equivalents                      $   4,201         $  10,024
  Marketable securities                              1,250             1,250
  Accounts receivable, net                          63,000            72,730
  Unbilled revenue under customer contracts          1,926             1,744
  Inventories                                       69,620            58,629
  Other current assets                              12,982             7,157
                                                 ---------         ---------
    Total current assets                           152,979           151,534
                                                 ---------         ---------
Plant assets                                       258,470           251,942
Less - Accumulated depreciation                   (153,338)         (145,235)
                                                 ---------         ---------
                                                   105,132           106,707
                                                 ---------         ---------
Other assets                                        55,493            56,462
                                                 ---------         ---------
    Total Assets                                 $ 313,604         $ 314,703
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Notes payable and current portion of
    long-term debt                               $   5,726         $   6,737
  Accounts payable-trade                            18,152            21,255
  Accrued liabilities and taxes                     75,494            94,264
                                                 ---------         ---------
    Total current liabilities                       99,372           122,256
                                                 ---------         ---------

Long-term debt                                      67,754            68,352
                                                 ---------         ---------
Other long-term liabilities                         27,480            16,220
                                                 ---------         ---------
Stockholders' equity:
  Paid-in-capital                                   46,903            41,900
  Retained earnings                                 72,095            65,975
                                                 ---------         ---------
    Total stockholders' equity                     118,998           107,875
                                                 ---------         ---------
Commitments and contingencies
    Total Liabilities and Stockholders' Equity   $ 313,604         $ 314,703
                                                 =========         =========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
UNAUDITED
                                                    Nine Months Ended
                                             -------------------------------
                                               July 2,            July 3,
                                                1994               1993
                                             -------------------------------
Cash provided by continuing operating
  activities                                 $  7,351           $  7,359
                                             --------           --------
Cash flows from investing activities:
  Additions to plant assets                   (11,351)           (30,167)
  Investment in IVHS Technologies, Inc.             -             (2,250)
                                             --------           --------
Cash applied to investing activities          (11,351)           (32,417)
                                             --------           --------
Cash flows from financing activities:
  Net proceeds from (repayment of)
    short-term borrowings                      (1,156)             3,119
  Repayment of debt                              (582)              (566)
  Repurchase of common stock                        -             (2,380)
  Stock options exercised                       1,192              1,052
                                             --------           --------
Cash provided by (applied to) financing
  activities                                     (546)             1,225
                                             --------           --------
Cash provided by (applied to)
  discontinued operations                      (1,277)             2,109
                                             --------           --------
Decrease in cash and cash equivalents          (5,823)           (21,724)

Cash and cash equivalents at
  beginning of period                          10,024             36,136
                                             --------           --------
Cash and cash equivalents at
  end of period                              $  4,201           $ 14,412
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

In the first quarter of 1994, the Company reached an agreement in principle to terminate one of the technically complex commercial contracts for which it had previously established a reserve. In connection with this termination, the Company reduced its orders and backlog to reflect the termination of this contract. In addition, the Company reassessed the adequacy of the $2.6 million reserve initially established for this contract and determined that $1.6 million of this reserve was necessary for the write-off of inventory and other potential obligations related to this contract. Accordingly the Company reversed $1.0 million of this reserve. During the second quarter of 1994, the Company formalized the termination of this contract without any further obligations or contingencies. Accordingly, the Company charged approximately $.7 million in unusable inventory relating to this contract against the reserve, and reversed the remaining reserve balance of $.9 million. The first and second quarter reserve reversals were recorded as reductions to cost of sales.

In the third quarter of 1994, the Company successfully completed negotiations for the termination of an additional technically complex commercial contract. As a result of this termination, the Company had no further obligation with respect to this contract and accordingly reversed $1.2 million of reserves which it had established in the fourth quarter of 1993. This reserve reversal was recorded as a reduction to cost of sales.

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


Note 3 - Income Taxes

In the third quarter of 1994, the Company recognized approximately $1.0 million in tax benefits associated with certain current and prior year expenditures that were eligible for carryback under provisions of Federal tax law. This benefit was recognized as the result of the issuance, during the quarter, of a favorable revenue ruling as to the deductibility of such expenditures by the Internal Revenue Service. Prior to the third quarter, the Company had not recognized any tax benefit for such expenditures due to the uncertainty as to their deductibility. This benefit offset the Company's tax provision for the third quarter, which was primarily attributable to the Company's foreign and Puerto Rico operations.

In the first quarter of 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), effective as of October 3, 1993. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously the Company used an asset and liability approach in accordance with SFAS 96.

The cumulative effect of adopting SFAS 109 amounted to $3.3 million and is reflected in the consolidated statement of income for the nine months ended July 2, 1994 as the cumulative effect of a change in accounting principle.
It primarily represents the reversal of deferred tax assets and liabilities established in connection with a previous acquisition which were initially recorded as reductions of the respective assets and liabilities to which they relate. SFAS 109 had no material impact on the provision for income taxes for the first, second and third quarters of 1994.

The net current deferred tax asset of $8.9 million is included in other current assets and the deferred tax liability of $14.0 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet at July 2, 1994.

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


Note 4 - Common Stock Transactions and Debt

In the second quarter of 1994, the Company negotiated a new, unsecured revolving credit agreement (the "agreement") with maximum borrowings of $30.0 million expiring on August 30, 1995. The maximum borrowings may be limited based on the amount of the Company's domestic accounts receivable, as adjusted by the agreement. As of July 2, 1994, the Company's borrowing availability under this agreement was $21.1 million. During the term of the agreement, the Company can borrow at the bank's base rate (7.25% at July 2, 1994) or the bank's Eurodollar rate, as adjusted, plus one and one-half percent. The agreement contains certain restrictive covenants including, but not limited to, minimum levels of profitability and liquidity and restrictions related to indebtedness, cash flow and capital expenditures.
The agreement also contains restrictions with respect to acquisitions and the repurchase of the Company's public debt. As of July 2, 1994 the Company had no outstanding borrowings under this agreement. Subsequent to the end of the third quarter, the Company has borrowed $9.5 million under this agreement.

The Company's foreign subsidiaries have lines of credit available to fund local working capital requirements. The lines of credit provide for borrowings aggregating approximately $15.6 million. During the first nine months of 1994, the Company decreased its borrowings by approximately $1.0 million under its foreign lines of credit. As of July 2, 1994, total borrowings under the foreign lines of credit aggregated approximately $4.9 million.

In the first quarter of 1994, the Company repaid $2.6 million of an Industrial Revenue Bond ("IRB") associated with a previously discontinued operation. The IRB had been included in accrued liabilities in the Company's consolidated balance sheet at October 2, 1993.

In the three month and nine month periods ended July 2, 1994, the Company contributed a total of 126,000 and 366,000 shares of common stock, respectively, to match employee contributions to the Company's defined contribution retirement plan.

Pursuant to its common stock repurchase program, the Company acquired 390,000 shares for approximately $2.4 million in the nine months ended July 3, 1993, including 163,000 shares acquired for approximately $1.4 million during the third quarter of 1993.


Note 5 - Inventories

Inventories are summarized as follows (in thousands):

                          July 2,               October 2,
                           1994                   1993
                        ----------------------------------
Raw materials            $24,949                $22,829

Work in process           34,060                 26,291

Finished goods            10,611                  9,509
                         -------                -------
                         $69,620                $58,629
                         =======                =======


Note 6 - Computation of Income per Share

The shares used in the computation of income per share were as follows (in thousands):

                                           Three Months Ended                            Nine Months Ended
                                     ------------------------------                ------------------------------
                                      July 2,             July 3,                   July 2,             July 3,
                                       1994                1993                      1994                1993
                                     ------------------------------                ------------------------------
Weighted average shares
  outstanding during period           25,723              24,471                    25,548              24,170
Add: Incremental shares to reflect
  dilutive effect of stock option
  and deferred compensation plans        144                 924                       326                 308
                                      ------              ------                    ------              ------
                                      25,867              25,395                    25,874              24,478
                                      ======              ======                    ======              ======

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

M/A-COM, INC.
AND SUBSIDIARIES

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported income from continuing operations of $1.6 million, or $.06 per share in the third quarter of 1994 in comparison with $1.7 million, or $.07 per share in the third quarter of 1993.

Net income for the three and nine months ended July 2, 1994 was $1.6 million and $6.1 million, respectively. Net income for the nine months ended July 2, 1994 includes $3.3 million attributable to the cumulative effect of an accounting change upon the adoption of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. Net income for the three and nine months ended July 3, 1993 was $1.7 million and $5.8 million, respectively. Net income for the first nine months of 1993 included $1.0 million of income from discontinued operations which was recorded in the second quarter of 1993.

New orders for the third quarter of 1994 were $90.1 million compared with $91.4 million in the same period of 1993. The decrease is attributable to a $3.2 million decrease in commercial orders and a $1.1 million decrease in United States defense-related orders partially offset by a $3.0 million increase in orders from non-defense United States government and foreign government markets. The increase in non-defense United States government orders is attributable to the receipt of a specific order for communications-related equipment. United States defense orders include a $2.4 million order awarded to the Company under the government's Technology Reinvestment Project for the development and application of microwave technologies for intelligent vehicle highway systems.

New orders for the first nine months of 1994 were $235.7 million, a decrease of $23.1 million in comparison with the first nine months of 1993. The decrease is due to decreases of $11.3 million in orders from non-defense U.S. government and foreign government markets, $6.6 million in commercial orders and $5.2 million in United States defense-related orders. The decrease in non-defense U.S. government and foreign government orders is mainly attributed to spending reductions in the U.S. agencies which the Company supplies. The decrease in commercial orders includes the termination of three technically complex contracts totaling $10.8 million during 1994.

In the fourth quarter of 1993, the Company formulated a plan for additional consolidation and downsizing. During the second quarter of 1994, the Company commenced the previously announced closing of a facility in southern New Hampshire and, since the beginning of 1994, has reduced its workforce by 300 persons. It is anticipated that additional workforce reductions will occur over the remainder of the current year. The facility closure and workforce reductions are expected to produce overall cost reductions; however, these cost reductions may be offset by reduced revenues and increased costs for salaries and related benefits for personnel and other cost increases.

Results of Continuing Operations

Net sales for the third quarter of 1994 were $85.2 million, comparable with the same period of 1993, as a $5.7 million increase in commercial sales was offset by decreases of $2.6 million in U.S. defense-related sales and $2.4 million in non-defense U.S. government and foreign government sales.

Net sales for the first nine months of 1994 decreased by $2.6 million in comparison with the first nine months of 1993. A $22.7 million decrease in U.S. defense-related sales was partially offset by a $19.6 million increase in commercial sales.

The changing sales mix reflects the Company's focus on developing products for the commercial market to replace the anticipated decline in demand by the U.S. defense market. Sales of commercial products have increased by 16% and 19% in the three and nine month periods ended July 2, 1994, respectively, in comparison with the same periods of 1993.

The Company's gross margin of 36.8% in the third quarter of 1994 was comparable to the 36.8% achieved in the third quarter of 1993. Increases in the gross margin percentage from increased sales of circulator products of 1.0% and the reversal of previously established reserves relative to certain contracts (see Note 2 to the condensed consolidated financial statements) of .7% were offset by volume declines for power hybrid products of 2.2%. Gross margin percentage for the first nine months of 1994 improved to 35.4% from 32.6% in the first nine months of 1993. The improvement in 1994 gross margin is attributable to increased sales of connector and circulator products resulting in margin growth of 2.7%, the reversal of previously established reserves related to terminated contracts of .8% and productivity improvement in the Company's Microelectronics Division of .4% partially offset by volume declines in the sales of power hybrid and antenna products resulting in gross margin deterioration of 1.2%. The improvement in margins at the Microelectronics Division is primarily the result of the Company's consolidation and downsizing which have resulted in reduced facility and personnel costs.

Company sponsored research and development expenditures have increased by $.7 million and $2.6 million in the three and nine month periods ended July 2, 1994, respectively, in comparison with the same periods of 1993. The Company also incurred $1.6 million and $6.5 million of costs, included in cost of sales, on customer sponsored research and development ($.9 million and $2.1 million of which was not recoverable under fixed price engineering contracts) for the three and nine month periods ended July 2, 1994, respectively, representing decreases of $1.7 million and $4.8 million from the comparable periods of 1993. The increase in company sponsored research and development is attributable to a reallocation of engineers from production to research and development as the Company continues to invest in products with significant potential in both commercial and defense applications. The decrease in customer sponsored research and development expense reflects the change to a commercial business environment where customer funding for research and development is less prevalent than in government contracting and a decrease in development costs for contracts which have moved from development stages into production.

Selling, general and administrative expenses ("SG&A") decreased by $.5 million in the third quarter of 1994 in comparison with the third quarter of 1993. The decrease is mainly attributable to efficiencies realized from the Company's consolidation and downsizing which have reduced facility and personnel costs.

SG&A decreased by $1.6 million for the first nine months of 1994 in comparison with the first nine months of 1993. In 1993, the Company recorded charges of $4.0 million to refine estimates related to its 1992 restructuring plan and $1.0 million to increase its allowance for doubtful accounts due to cash flow problems experienced by one specific customer. These charges were offset by gains of $2.3 million related to the sale of a product line, $1.0 million attributed to the excess insurance recovery over the book value of assets damaged by a fire at a production facility, $2.2 million of insurance proceeds from the reimbursement of expenditures made for certain liabilities at a site previously occupied by the Company (see Note 2 to the Condensed Consolidated Financial Statements) and to the factors noted above.

Net interest expense increased by $.5 million and $4.2 million in the three and nine month periods ended July 2, 1994 in comparison with the same periods of 1993. The increase is mainly attributable to the recording of $2.8 million of interest income on a tax refund claim during the second quarter of 1993 (see Note 3 to the Condensed Consolidated Financial Statements), higher interest expense related to increased borrowings, and reduced interest income on lower invested cash balances.

In the third quarter of 1994, the Company recognized approximately $1.0 million in tax benefits associated with certain current and prior year expenditures that were eligible for carryback under provisions of Federal tax law. This benefit was recognized as the result of the issuance, during the quarter, of a favorable revenue ruling as to the deductibility of such expenditures by the Internal Revenue Service. Prior to the third quarter, the Company had not recognized any tax benefit for such expenditures due to the uncertainty as to their deductibility. This benefit offset the Company's tax provision for the third quarter, which was primarily attributable to the Company's foreign and Puerto Rico operations.

During the second quarter of 1993, the Company reached initial resolution with the Internal Revenue Service of certain prior years' tax returns. As a result, the Company recorded a reversal, net of the second quarter tax provision, of $3.6 million of accrued tax liabilities ($1.0 million of which was attributable to discontinued operations).

The variance between the statutory federal tax rate of 35% and the Company's effective tax rate of 22% is due to the differential in tax rates applied to the earnings of foreign subsidiaries and Puerto Rico operations, as well as the previously discussed recognition of tax benefits of expenses eligible for carryback refunds.

Liquidity and Capital Resources

The Company's cash and marketable securities position at July 2, 1994 was $5.5 million in comparison with $11.3 million at October 2, 1993. The Company's operating activities have generated $7.4 million of cash during the first nine months of 1994. The Company also expended $11.4 million for additions to plant assets. During the first nine months of 1994, the Company borrowed and repaid $23.0 million under its revolving credit agreement and decreased the net borrowings of its foreign subsidiaries by a net of $1.0 million. The Company has also repaid $.6 million of long-term debt. Additionally, the Company received $1.2 million from the exercise of stock options. The Company had net cash outflows of $1.3 million relating to discontinued operations, mainly attributable to the $2.6 million repayment of an Industrial Revenue Bond partially offset by the receipt of deferred payments from the sales of two businesses, royalty income and asset sales associated with previously discontinued operations.

As of July 2, 1994, the Company's accounts receivable, as measured by the number of days sales outstanding, decreased to 64 days in comparison with 70 days at October 2, 1993. The decrease is attributable to a change in the distribution of sales volume in the third quarter of 1994 compared with the fourth quarter of 1993 and increased focus on collections.

The Company's inventory balance at July 2, 1994 increased by $11.0 million in comparison with the inventory balance at October 2, 1993. The increase is mainly the result of building inventory of $8.3 million to support anticipated increases in sales of semiconductor and connector products. Inventory also increased in the Company's antenna products operation by $2.0 million due to a long-term contract expected to be shipped in the fourth quarter.

During the second quarter of 1994, the Company completed negotiations for a new unsecured revolving line of credit. The new line of credit, which permits maximum borrowings of $30.0 million, expires on August 30, 1995. The maximum borrowings may be limited depending on the amount of the Company's domestic accounts receivable and also contains certain other restrictions (see Note 4 to the Condensed Consolidated Financial Statements).

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

     Exhibit 15    Letter Re: Unaudited Interim         Filed herewith.
                   Financial Information.


(b)  Reports on Form 8-K

No report on Form 8-K has been filed during the quarter ended July 2, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 1994.

M/A-COM, Inc.


By:      PETER J. RICE
      ---------------------------
         Peter J. Rice
         Vice President,
         Chief Accounting Officer
         and Controller

July 25, 1994


To the Board of Directors and
Shareholders of M/A-COM, Inc.

We have reviewed the condensed consolidated balance sheet of M/A-COM, Inc. and its subsidiaries as of July 2, 1994 and July 3, 1993 (not presented herein), the related consolidated statement of income for the three-month and nine-month periods then ended and the related condensed consolidated statement of cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

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


PRICE WATERHOUSE LLP