Form 10-K
period 1994-10-01
MA COM INC
filed 1994-12-23
CIK 65771

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------

                                  FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 1, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from           to
                              -----------  -----------


                          Commission File No. 1-4236


                                 M/A-COM, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Massachusetts                               04-2090644
- -------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


            100 Chelmsford Street, Lowell, MA            01853-3294
            -------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


                                (508) 442-5000
                                --------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered
- -----------------------------------------------------------------------------
Common Stock,                       New York Stock Exchange
  $1.00 par value                   Boston Stock Exchange

9 1/4% Convertible Subordinated     New York Stock Exchange
  Debentures due May 15, 2006       Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes:  (X)    No:  ( )

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of December 19, 1994, M/A-COM, Inc. had outstanding 26,085,522 shares of Common Stock (exclusive of 17,920,187 shares held in its treasury), and the aggregate market value (based upon the closing price of such stock on December 19, 1994, as reported under the New York Stock Exchange - Composite Transaction Reporting System) of the shares of Common Stock held by non-affiliates was approximately $179,737,000.

Portions of the registrant's Definitive Proxy Statement for the February 15, 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A are incorporated by reference into Part III.

                                 M/A-COM, INC.

                                     INDEX

                                     PART I                               4

Item 1.   Business                                                        4
   General                                                                4
   Marketing and Distribution                                             4
   New Orders and Backlog                                                 5
   Products                                                               5
   Research and Development                                               7
   Patents                                                                8
   Manufacturing Operations                                               8
   Competition                                                            8
   General Development of Business                                        8
   Sources of Raw Materials                                              10
   Environmental Protection                                              10
   Employees                                                             10
Item 2.   Properties                                                     11
Item 3.   Legal Proceedings                                              11
Item 4.   Submission of Matters to a Vote of Security Holders            11
Item 4.1. Executive Officers of the Registrant                           11

                                     PART II                             13

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                            13
Item 6.   Selected Financial Data                                        14
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            15
Item 8.   Financial Statements and Supplementary Data                    24
   Consolidated Statement of Operations                                  24
   Consolidated Balance Sheet                                            25
   Consolidated Statement of Cash Flows                                  27
   Notes to Consolidated Financial Statements                            28
   Report of Independent Accountants                                     45
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            46

                                    PART III                             46

Item 10.  Directors and Executive Officers of the Registrant             46
Item 11.  Executive Compensation                                         46
Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                 46
Item 13.  Certain Relationships and Related Transactions                 46

                                     PART IV                             47

Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K   47

Signature of the Registrant                                              54

Signature of the Directors                                               54

                                    PART I

Item 1.  Business

General. M/A-COM, Inc. (the "Company" or "M/A-COM"), a Massachusetts corporation founded in 1950 as Microwave Associates, Inc., adopted its present name in 1978. M/A-COM is primarily a supplier to the wireless telecommunications, surveillance and the defense-related industries of radio frequency ("RF"), microwave and millimeter wave semiconductors, components and subsystems, utilizing advanced circuit and semiconductor technologies, for systems applications in wireless communications, sensor systems, radar, navigation, missile guidance, electronic warfare and surveillance in air, ground, sea and space environments. M/A-COM's products are used in a substantial variety of commercial applications and defense systems. The Company also manufactures surveillance products used in intelligence collection applications.

The Company reports its operations within one principal industry segment: electronic components and equipment.

Marketing and Distribution. The principal customers for M/A-COM's products are manufacturers and users of electronic equipment based upon the transmission and reception of RF waves, microwaves (including millimeter waves) and light waves. M/A-COM supplies a customer base ranging from the commercial and civil sectors to the military and defense sectors in a variety of electronic equipment applications including mobile, ground-fixed, shipboard, airborne, satellite-borne and space vehicle-borne systems. Commercial applications extend to cellular telephone networks, personal communications services ("PCS"), wireless communications, wireless computer networking, intelligent vehicle highway systems, global positioning systems, satellite data links, microwave sensors, motion detection sensors and medical sensors, among others. Defense systems applications include radar, electronic countermeasures, missile guidance and missile fuses. The Company considers its commercial business to consist of all products not specifically manufactured for direct or indirect use by the U.S. Department of Defense, other U.S. Government agencies or foreign governments.

The original equipment manufacturers comprising the majority of the Company's customer base include suppliers to telecommunications equipment companies, other communications carriers, automotive and computer industries, U.S. Government agencies (particularly, the Department of Defense) and government agencies of U.S. allies. The Company's largest single source of revenue is the U.S. Government and its agencies, whose direct purchases from M/A-COM and indirect purchases through prime contractors and subcontractors accounted for 31%, 38% and 43% of M/A-COM's consolidated net sales in 1994, 1993 and 1992, respectively. No other customer accounted for more than 10% of consolidated net sales for those periods. All of the U.S. Government prime contracts and subcontracts are subject to termination for convenience of the Government, in which event M/A-COM normally would be entitled to receive the contract price for completed items plus any costs incurred with respect to incomplete items and, in general, a reasonable profit on work done as provided in applicable government regulations.

Domestic sales of the Company's products to customers other than the U.S. Government are made through the Company's sales force, through field offices located in key areas and through distributors and manufacturers' representatives. Certain products are marketed directly to customers by technical and marketing personnel, in some instances with the support of field offices and independent sales representatives.

Sales of M/A-COM's products to foreign customers (which are located primarily in Western Europe and the Pacific Rim) are made principally through subsidiaries, including direct sales personnel and independent sales representatives and distributors. Domestic export sales were $38.5, $44.2 and $46.0 million in 1994, 1993 and 1992, respectively, while sales of foreign operations amounted to approximately $94.1, $82.4 and $67.9 million, respectively, for those years. Total sales to foreign customers were approximately $132.6, $126.6 and $113.9 million in 1994, 1993 and 1992, respectively. M/A-COM does not believe that its foreign sales activities entail materially greater risks than its domestic activities.

The amounts of net sales, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas for the last three years are shown in Note 15 to the Company's consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K.

New Orders and Backlog. New orders for 1994 and 1993 were $328.3 and $345.6 million, respectively. New orders in 1994 are net of debookings of $17.0 million as further discussed in Part II, Item 7 of this annual report on Form 10-K. The backlog at October 1, 1994 was $200.1 million compared with $213.5 million at October 2, 1993. Approximately $32.7 million of the backlog at October 1, 1994 is expected to be recorded as revenue by the Company after 1995. A substantial portion of the backlog pertains to U.S. Government and other orders which permit termination.

Products. M/A-COM has a broad range of technologies and product lines addressing a multitude of RF and microwave (including millimeter wave) requirements, from basic semiconductors and components to monolithic integrated circuits, complex subsystems and specialized equipment. The Company's products are used for diverse commercial, civil and defense applications -- based upon wireless communications, radar and other radio-type principles -- in systems that are mobile, ground-fixed, shipboard, airborne, satellite-borne or space vehicle-borne. These systems applications range from cellular telephones and base stations, PCS, wireless local area networks, vehicular sensor systems, satellite data links and MRI (magnetic resonance imaging) to global positioning systems, electronic countermeasures, solid-state phased-array radars and missile guidance. The broad range of products and technologies is integrated vertically within the Company such that the more basic are used in the design and manufacture of the more complex. Starting with a semiconductor material fabrication capability, the vertical integration progresses from substrates to devices to components to subsystems and, in certain applications, to equipment.

M/A-COM is a leading supplier of semiconductors to the microwave industry. In addition, the Company utilizes semiconductor technology in the majority of its other products for the generation, transmission, reception, control and processing of RF and microwave energy. The Company's semiconductor products include a wide variety of discrete semiconductors utilizing both silicon and gallium arsenide ("GaAs") materials. The basic RF and microwave semiconductor products include PIN diodes, used to control the passage of electrical signals through circuits; varactor diodes, used to modulate electrical signals and also to generate them; Schottky barrier and point-contact diodes, used to detect electrical signals; transistors, used to amplify electrical signals; and Gunn and Impatt diodes, used to generate microwave power. In addition, the Company is also a supplier of basic semiconductor materials, such as silicon epitaxial wafers and gallium arsenide substrates.

In its advanced semiconductor activities, M/A-COM develops and produces GaAs and silicon microwave monolithic integrated circuits ("MMICs") and hybrid integrated circuits. MMICs are among the fundamental building blocks in many microwave and wireless systems, and GaAs semiconductors, in general, have become increasingly important in high-volume production and high-performance and portable applications in commercial and military markets. Advanced semiconductor products constitute important elements in the design of M/A-COM's own component and subsystem product lines.

The Company's broad range of component products performs a wide variety of RF and microwave functions. Among M/A-COM's component products are miniature, subminiature and microminiature connectors, essential for interconnecting RF and microwave components and subsystems. Also essential for interconnecting microwave components, subsystems and systems are cable assemblies, which the Company manufactures particularly for high-performance avionics applications. M/A-COM also manufactures fiber optic cable assemblies (singlemode and multimode), connectors and attenuators primarily for commercial telecommunications applications.

The Company's passive components, used for directing RF and microwave signals, include a multitude of coaxial and waveguide products including ferrite isolators and circulators, power splitters and combiners, attenuators, filters and rotary joints. The control components, used to change the direction of or to time-vary RF and microwave signals, include solid-state switches, attenuators, phase shifters and limiters which are used to automatically prevent damage from high power signals. Receiver components, used to detect and convert RF and microwave signals and extract information and data from them, include mixers, detectors and low-noise and IF (Intermediate Frequency) amplifiers; similar components are used to impress information and data on transmitted signals.

The component lines include products used as sources for RF and microwave signals, such as solid-state oscillators, frequency synthesizers and frequency multipliers. The Company manufactures a broad line of small signal and medium power solid-state amplifiers, as well as antennas including dipole/colinear, conformal and helical types and horns and blades for commercial and government markets.

M/A-COM's vertical product integration continues into RF and microwave subsystems, which exploit all the technologies of the semiconductor and component products. The RF and microwave subsystems combine the individual circuit functions of basic devices and components into multifunction assemblies, which allow system manufacturers to produce smaller-size, lighter-weight equipment, while reducing interface problems.

In addition, M/A-COM manufactures certain specialized equipment for surveillance applications, the sales of which are included with multifunction assemblies in the table below. These products include receivers, signal distribution networks, off-line signal processors, receiver-to-tape converters, demodulators, displays and associated test equipment for use in intelligence collection to determine the source, magnitude, frequency and profile of electronic signals.

The Company's main product lines have generated revenue for each of the last three years as follows (in thousands):

                              1994          1993          1992
                             -------       -------       -------
Semiconductors               $ 92,928      $ 87,663      $ 85,253
Components                    197,914       187,115       200,198
Multifunction assemblies       50,472        61,519       100,102
Other                             282         3,593         2,265
                             --------      --------      --------
Total revenues               $341,596      $339,890      $387,818
                             ========      ========      ========

Research and Development. Research and development is undertaken by the Company both on its own initiative and on specific customer requests. In the latter case, the customer may pay all or a portion of the expenses incurred. In addition, the Company undertakes research contracts which are reimbursed by the U.S. Government, such as Title III of the Defense Production Act ("Title III") to support world-class, domestic GaAs production capabilities with commercial and defense applications. In addition, during 1994, the Company received a grant under the U.S. Government's Technology Reinvestment Program ("TRP") for the development of dual use technology and products that will have applications for wireless communications and automotive sensors. The technology involved in many of the Company's products is complex and technological change may affect some of the products which the Company currently produces or may develop. In order to compete successfully, the Company must attract and retain qualified personnel and maintain a program of improvement and refinement of existing products, as well as the development of new products.

Research and development expenditures during the last three years are stated below (amounts in thousands):

                              1994          1993          1992
                             -------       -------       -------
Company sponsored            $21,676       $19,400       $19,631
Customer sponsored             7,868        14,836        19,748
Other*                         1,965         3,635         3,598
Total research and          ---------     ---------     ---------
 development expenditures    $31,509       $37,871       $42,977
                            =========     =========     =========

*Non-reimbursed costs incurred by the Company on customer sponsored engineering contracts.

Patents. M/A-COM holds numerous domestic and foreign patents and paid-up licenses for the use of certain patents, trade secrets, inventions, know-how and technical data for the manufacture and sale of various products. While patents are an important part of its business, M/A-COM does not deem any one of its patents or licenses to be material to the conduct of its business. M/A-COM regards as more important its general technological know-how and experience, including certain proprietary information which it has developed and maintains as trade secrets.

Manufacturing Operations. M/A-COM's manufacturing operations range from complete assembly of a particular component or product by one individual or a small group of individuals to manufacture by semi-automated, computer-aided production lines. Because many of M/A-COM's products are precision components requiring close tolerances, M/A-COM strives to maintain rigorous and exacting test and inspection procedures designed to prevent production error. M/A-COM continues to invest significantly in its manufacturing operations and production techniques to achieve competitive levels of efficiency, quality, productivity and reliability as evidenced by its recent move to a new facility in Lowell, Massachusetts. This new facility provides the Company with additional high volume automated production capabilities for use in commercial and defense business.

Competition. The Company believes that all of its markets are highly competitive. The commercial marketplace for the Company's products and technologies requires high quality at competitive prices. The defense electronics marketplace has been particularly competitive since United States defense spending has decreased. Over recent years the Company has seen an increased emphasis on competitive bidding for contracts, a decline in the number of new programs, a decline in defense spending and delays in funding. As anticipated, the above factors have continued to produce downward pressure on prices and correspondingly on profit margins. To respond to this anticipated pressure, the Company has continued to formulate and implement plans for lowering costs and making its production efforts more efficient and of higher quality.

The Company's subsystems products compete with those of larger companies, as well as smaller, specialized companies. In semiconductors and component products, the Company's competition consists of smaller, specialized companies, as well as divisions of larger organizations, and in some cases certain of its customers may perform certain activities in-house rather than through subcontracts with third parties. The principal elements of competition in the markets that the Company serves are technical superiority, price, delivery schedules and reliability.

General Development of Business. During 1994, the Company continued its transition from a government to a commercial customer base. Commercial orders now approximate 50% of total orders and the Company has become a key supplier of microwave technology and products to the industry leaders of the wireless infrastructure, or base station market. This transformation of the business has resulted in a number of actions in recent years, including the divestiture of several businesses, rationalization and restructuring of the Company's core operations, and other cost structure improvements.

During 1990, the Company began implementing the strategic repositioning of its business, including a redeployment of its assets and the divestiture of certain businesses engaged in military satellite communications, development and production of subassemblies, microwave high power amplifiers, transmission equipment and radar antenna assemblies.

As part of the strategic restructuring plan, the Company decided to contract certain continuing operations in which the level of technical risk and required investment was determined not to be commensurate with the potential return. It also decided to consolidate certain businesses and facilities and to implement other cost reduction actions, including severance and early retirement. The results of operations for 1990 include charges approximating $32.2 million relating to these decisions. During 1991, the Company provided an additional $3.0 million in continuing operations relating to this restructuring plan.

During 1990, the Company also recorded an estimated loss from discontinued operations of $73.9 million, which consisted of an operating loss of $15.5 million and a loss on the disposal of discontinued operations of $58.4 million. The loss on disposal included estimated operating losses through the phase-out period, provisions to reduce the related assets to estimated realizable value and provisions for anticipated disposal costs. In the third quarter of 1991, the Company reversed $14.1 million of reserves previously provided for estimated losses on disposals and liabilities of discontinued operations. This reversal was due to the favorable progress of the ongoing divestiture program, the collection of an outstanding note and the settling of certain matters in prior tax years. The Company completed its divestiture program in 1992.

As part of its strategy, in 1992 the Company decided to further consolidate and restructure several of its core operations to take advantage of certain administrative and operational efficiencies, resulting in a $20.4 million charge. This strategy included the physical consolidation of six separate operations into the newly created Microelectronics Division. The physical consolidation of facilities related to this plan was completed during the last half of 1993. In connection with its strategic restructuring plans, the Company announced its decision to restore its Advanced Semiconductor facility to its original state and to occupy that facility with operations which utilize its special purpose technological features and reversed certain previously established reserves related to excess lease costs and other restructuring actions of $20.4 million.

During the third quarter of 1992, the Company acquired Greenpar Connectors Limited ("Greenpar"), a United Kingdom manufacturer of coaxial connectors and cable assemblies for the commercial marketplace, for approximately $12.6 million to further its presence in the commercial and international markets.

In 1993, based primarily on the continued decline in its defense business, the Company determined the need for further consolidation of its operations to reduce operating costs and to enhance its competitive position in the commercial and defense electronics markets. In addition, as a result of a change in marketing strategy, the Company determined that a writedown in the estimated realizable value of facilities held for sale at the end of 1992 was warranted. To accomplish these actions, the Company provided $27.5 million in restructuring charges in 1993. Additionally in the fourth quarter, the Company decided to refocus the direction of its commercial business to products with a broader application to existing and emerging markets, resulting in a charge of $5.3 million for anticipated losses on technically complex development programs related to existing commercial contracts.

During 1994, the Company continued its progress in the execution of its 1993 restructuring plan, incurring charges of $11.0 million for involuntary employee terminations, further consolidation of manufacturing and office space, carrying costs associated with previously vacated facilities and the disposition of abandoned assets. This progress also included successfully negotiating the termination of three technically complex development contracts which had limited future market potential, thereby enabling the Company to refocus the direction of its commercial business.

In the fourth quarter of 1994, based on operating issues encountered during the execution of the restructuring plan, the Company determined its estimate of cost savings would not be achieved from outsourcing certain manufacturing operations at its Microelectronics Division and, as a result, reversed its prior decision to outsource certain manufacturing operations. In connection with this decision, the Company determined that approximately 100 planned involuntary terminations would not take place. Also, the Company decided that it would continue to use certain assets under operating leases, which it had previously decided to abandon. As a result of these fourth quarter decisions the Company reversed to income $2.8 million of the restructuring reserve.

In the fourth quarter of 1994, the Company committed to undertake a plan to reduce general and administrative expenses, including the consolidation of its semiconductor operations into its Microelectronics Division, as well as corporate level involuntary employee terminations. In connection with this plan, the Company has provided $2.5 million in selling, general and administrative expenses ("SG&A") for severance and related benefit costs for the termination of these employees.

Sources of Raw Materials. M/A-COM has a number of sources of supply for materials and components for the production of most of its products and systems. M/A-COM has not experienced any significant difficulties in obtaining these materials and does not anticipate any such difficulties in the foreseeable future.

Environmental Protection. M/A-COM's manufacturing activities have generated and continue to generate materials classified as hazardous wastes. The Company devotes appropriate resources to compliance with legal and regulatory requirements relating to minimization of the use of these materials, to their proper disposal as wastes, and to the protection of the environment. Those requirements include clean-up activities at various sites. The Company does not believe that expenditures relating to these requirements will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given that any future discovery of new facts and the retroactive application of such legal and regulatory requirements to those facts would not be material and would not change the estimate of costs that the Company could be required to pay in any particular situation.

Employees. The Company employed 3,585 persons at its various subsidiaries and divisions as of October 1, 1994. None of the Company's employees is represented by a union. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

The Company's principal executive offices are located in Lowell, Massachusetts. The Company's principal operating facilities consist of light manufacturing and associated engineering and support facilities and currently are located in several states, Puerto Rico, Ireland and the United Kingdom. During 1993, the Company completed the relocation and consolidation of several of its operations from both owned and leased facilities in Maine, Massachusetts and New Hampshire to a newly leased facility and to an already existing facility, both in Lowell, Massachusetts. Of its principal operating facilities, the Company owns 412,743 square feet in the aggregate in Maryland (Hunt Valley), Massachusetts (Amesbury, Burlington and Waltham) and New Hampshire (Hudson) and leases 835,385 square feet in the aggregate in California (Torrance), Massachusetts (Lowell and Watertown), Virginia (Sterling), Ireland (Cork), Puerto Rico (Arecibo) and the United Kingdom (Dunstable, Harlow and Milton Keynes). The Company also leases space in a number of cities in the U.S. and foreign countries for sales and field service operations.

The Company believes that it maintains its properties in good operating condition and repair and considers its facilities to be suitable and adequate for the present activities of the Company. Certain of the properties owned by the Company are subject to mortgages. The Company also currently owns 407,370 square feet of space in facilities not being utilized in the Company's operations, which space the Company anticipates selling or leasing to third parties. For additional information with respect to mortgage indebtedness and lease commitments see Notes 5 and 13 to the Company's consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Item 3.  Legal Proceedings

M/A-COM is a defendant in various legal proceedings incidental to the nature of its business. However, the Company believes that the outcome of these proceedings will not materially affect the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 4.1. Executive Officers of the Registrant

The Company's executive officers and the capacities in which they serve as of December 19, 1994 are listed on page 56 of this annual report.

The executive officers of the Company have held their current positions as follows: Dr. Vanderslice since November 1994; Mr. Glaudel since February 1993; Mr. Mihalchik since September 1994; and Mr. Rice since January 1991. Mr. Glaudel (age 54) served as Vice President, Human Resources of the Company from January 1988 to February 1993. Mr. Mihalchik (age 47) has served as Senior Vice President and Chief Financial Officer of the Company since September 1993, and prior to joining M/A-COM, served as Executive Vice President and Chief Financial Officer and Director of Loyalty Management Group, Inc., a consumer promotion company, from 1991 to September 1993; and as Senior Vice President and Chief Financial Officer and Director of The Timberland Company, a footwear and apparel manufacturer and distributor, from 1986 to 1991. Mr. Rice (age 42) served as Vice President, Strategic Planning and Business Analysis of the Company from 1990 to 1991 and, prior to joining M/A-COM, served as Director of Financial Planning, Reporting and Analysis with Apollo Computer, Inc., a computer equipment maker, from 1984 to 1990. Dr. Vanderslice (age 62) has served as Chairman of the Board since November 1989, and also served as Chief Executive Officer of the Company from November 1989 to November 1993, and as President of the Company from May 1990 through March 1991. Each of the Company's executive officers is a full time employee of the Company, was elected by the Board of Directors and holds office until the first meeting of the Board of Directors following the annual meeting of Stockholders and until his successor is chosen and qualified.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock is listed for trading on the New York Stock Exchange and the Boston Stock Exchange. For the fiscal periods indicated, the high and low sales price for shares of M/A-COM Common Stock as reported on the New York Stock Exchange-Composite Transaction Reporting System were as follows:

Fiscal 1994                High          Low
- -----------                ----          ---
First Quarter              9 3/8         7 3/8
Second Quarter             9 1/4         5 7/8
Third Quarter              8 7/8         4 7/8
Fourth Quarter             8 3/4         7

Fiscal 1993                High          Low
- -----------                ----          ---
First Quarter              4 7/8         4
Second Quarter             7 5/8         4 5/8
Third Quarter              9 3/8         6
Fourth Quarter             10 3/8        8

There were 7,314 holders of record of the Company's Common Stock as of December 19, 1994. Included in the number of stockholders of record are stockholders who hold shares in "nominee" or "street" name. The closing price per share of the Company's Common Stock as of December 19, 1994, as reported under the New York Stock Exchange - Composite Transaction Reporting System, was $7.00.

M/A-COM has not paid cash dividends on its Common Stock since fiscal 1989 and intends to continue its policy of investing earnings in its business as an alternative to paying dividends.

Item 6.  Selected Financial Data

M/A-COM, Inc. and Subsidiaries
(dollars in thousands, except per share amounts)
                                                                            Fiscal Year
                                                                        -------------------
                                            1994            1993            1992            1991            1990
Operations
- ----------
Net sales                                   $ 341,596       $ 339,890       $ 387,818       $ 391,354       $ 390,505
                                            =========       =========       =========       =========       =========
Income (loss) from continuing operations    $   3,392       $ (22,507)      $   8,933       $  10,246       $ (33,079)
Discontinued operations, less income taxes          -           1,000           3,064          20,864         (72,331)
Cumulative effect of changes in accounting      3,300               -               -               -         (16,600)
                                            ---------       ---------       ---------       ---------       ---------
Net income (loss)                           $   6,692       $ (21,507)      $  11,997       $  31,110       $(122,010)
                                            =========       =========       =========       =========       =========
Shares used in income (loss) per share
   calculation (000's)                         25,986          24,401          24,114          24,775          24,403
                                            =========       =========       =========       =========       =========
Income (loss) per share:
   Continuing operations                    $     .13       $    (.92)      $     .37       $     .41       $   (1.36)
   Discontinued operations                          -             .04             .13             .85           (2.96)
   Cumulative effect of changes in
     accounting                                   .13               -               -               -            (.68)
                                            ---------       ---------       ----------      ----------      ---------
Net income (loss) per share                 $     .26       $    (.88)      $     .50       $    1.26       $   (5.00)
                                            =========       =========       ==========      ==========      =========

Financial Position
- ------------------
Total assets                                $ 308,632       $ 314,703       $ 327,300       $ 357,281       $ 364,922
Long-term obligations                       $  91,718       $  84,572       $  85,830       $ 120,862       $ 132,091
Long-term debt                              $  67,599       $  68,352       $  69,131       $  82,428       $  88,948
Total debt                                  $  74,117       $  75,089       $  74,518       $  83,395       $  90,215
Stockholders' equity                        $ 121,340       $ 107,875       $ 127,855       $ 116,180       $  89,138
Shares outstanding at year end (000's)         25,889          25,160          23,972          24,362          24,477
Book value per share                        $    4.69       $    4.29       $    5.33       $    4.77       $    3.64
Current ratio                                   1.6:1           1.2:1           1.5:1           1.7:1           1.3:1
Debt to capital ratio                           37.9%           41.0%           36.8%           41.8%           50.3%

Other Selected Data*
- --------------------
New orders                                  $ 328,291       $ 345,614       $ 344,464       $ 370,103       $ 351,822
Year-end backlog                            $ 200,141       $ 213,501       $ 213,340       $ 252,191       $ 273,086
Employees at year-end                           3,585           3,932           4,404           4,886           5,031
Facilities (square feet)(000's)                 1,248           1,272           1,520           1,583           1,622

*Continuing operations.  Facilities excludes those held for sale.

See also Item 1 and Notes 1, 2, 3, 5, and 7 for a description of certain matters relevant to this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Operations

The Company reported income from continuing operations of $3.4 million, or $.13 per share, for 1994 compared with a loss of $22.5 million, or a loss of $.92 per share for 1993. Net income for 1994 was $6.7 million and included $3.3 million attributable to the cumulative effect of an accounting change upon the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The net loss for 1993 was $21.5 million and included $1.0 million of income from discontinued operations.

New orders for 1994 were $328.3 million compared with $345.6 million in 1993. The decrease is mainly attributable to a decrease of $9.7 million in orders from non-defense United States government and foreign government markets, a $6.6 million decrease in United States defense-related orders, and a $1.1 million decrease in commercial orders. The decrease in non-defense United States government and foreign government orders is attributable to spending reductions in the U.S. agencies which the Company supplies. The decrease in U.S. defense-related orders reflects the continued contraction of this market. The decrease in commercial orders includes the negotiated termination of three technically complex contracts totaling $10.8 million during 1994, as well as debookings of $6.2 million relating mainly to the amounts of blanket purchase orders with undefined delivery dates and to adjustments of backlog due to customer modification of recorded amounts. Absent these debookings, commercial orders increased by approximately $15.9 million.

During 1994, the Company continued its transition from dependence upon defense business to becoming a key supplier of technology and products to industry leaders in the commercial marketplace. Commercial orders now approximate 50% of the Company's total orders. M/A-COM's fastest growing product segments are those products introduced into wireless communication applications such as cellular portable telephones, cellular infrastructure and wireless data systems.

The Company's commitment to expansion into commercial markets is supported by its research and development ("R&D") activities. During 1994, the Company invested $21.7 million in R&D, an increase of $2.3 million from the prior year. M/A-COM's emphasis on new product development and introduction brought nearly 100 new product platforms to the market in 1994, the majority for wireless applications.

In spite of its current efforts in transitioning to the commercial marketplace, the Company remains committed to its governmental customers and the portion of its business that is defense market related. This is demonstrated by the Company's participation in government sponsored programs such as Title III and TRP, as previously discussed.

In addition, the Company continues to focus on its consolidation and cost reduction initiatives. During 1994, M/A-COM made significant progress in the execution of its 1993 restructuring plan, including involuntary employee terminations, further consolidation of manufacturing and office space and the disposition of abandoned assets. The Company also refined this plan during the year with its decision not to pursue certain manufacturing outsourcing opportunities that were previously contemplated. Further, in an effort to achieve greater operational synergies, the Company has decided to consolidate all of its semiconductor operations into its Microelectronics Division and has undertaken an initiative to reduce certain general and administrative expenses.

Restructuring

The Company's restructuring reserve balances and activity for each of the last three years are as follows (in millions):

                                                                                    Leases
                                 Severance and    Facilities       Carrying and     and Other
                                 Personnel        and Equipment    Closure Costs    Restructuring
                                 Related          Write-downs      of Buildings     Costs            Total
                                 ------------------------------------------------------------------------------
Balance at September 28, 1991    $  6.8           $  2.8           $  6.0           $   .1           $ 15.7
  Additions                        10.5              3.5              1.4                -             15.4
  Charges                         (11.3)            (5.3)            (2.1)               -            (18.7)
                                 ------------------------------------------------------------------------------
Balance at October 3, 1992          6.0              1.0              5.3               .1             12.4
  Additions                         9.5              9.6              6.0              2.4             27.5
  Charges                          (6.9)            (9.3)            (6.2)              .1            (22.3)
                                 ------------------------------------------------------------------------------
Balance at October 2, 1993          8.6              1.3              5.1              2.6             17.6
  Additions                         2.5                -                -                -              2.5
  Charges                          (5.5)            (1.3)            (2.9)            (1.3)           (11.0)
  Reversals                        (1.6)               -              (.3)             (.9)            (2.8)
                                 ------------------------------------------------------------------------------
Balance at October 1, 1994       $  4.0           $    -           $  1.9           $   .4           $  6.3
                                 ==============================================================================

During 1992, the Company provided $20.4 million to execute its plans to consolidate and restructure several of its operations. The Company also reversed approximately $5.0 million in reserves established in prior years as execution of the related restructuring actions was integrated into the 1992 restructuring decision. These plans included the physical consolidation of six separate operations into the new Microelectronics Division facility in Lowell, Massachusetts, reduction in the workforce of approximately 340 employees related to such operations and the planned sale of excess facilities and equipment. The physical consolidation of facilities related to this plan was completed during the last half of 1993 and has created administrative and operational efficiencies, resulting from the elimination of certain redundancies. Severance and related benefit charges incurred with the workforce reduction totaled $11.3 million. Additionally, the Company wrote off excess equipment and incurred expenses associated with disposition of this equipment totaling $5.3 million. Carrying and closure costs of vacant facilities totaled $2.1 million.

In 1993, based primarily on a continued decline in its defense business, the Company initiated actions for additional consolidation and downsizing of its business. In the second quarter of 1993, the Company recorded a charge to selling, general and administrative expenses ("SG&A") of $4.0 million. Approximately $2.0 million of this charge was attributable to a change in the estimated realizable value of vacated facilities and additional expenses associated with an extension of the period required for the disposal of these facilities. These facilities had been vacated as part of the Company's 1992 restructuring program. The remainder of the charge related to incremental workforce reductions of approximately 450 employees at the Company's Microelectronics Division. In the fourth quarter of 1993, the Company recorded a $23.5 million charge in SG&A. The actions contemplated in this charge primarily included a workforce reduction of approximately 430 employees, the carrying and closure cost of a facility in Merrimack, New Hampshire and vacating certain leased space in Massachusetts.

During 1993, the Company incurred severance and related benefit charges of $6.9 million in connection with the workforce reductions included in this plan as well as final payments on 1992 workforce reduction actions. Charges for facilities and equipment write-downs consisted of $7.0 million for real estate written down to net realizable value, and $2.3 million for the disposal of redundant equipment in 1993. Additionally, the costs of closing, preparing for sale and carrying the vacant buildings totaled $6.2 million in 1993.

During 1994, the Company continued its progress in the execution of the actions contemplated by its 1993 restructuring plan. Charges incurred in 1994 were comprised of $5.5 million of severance and related benefit charges for the termination of approximately 300 employees, write-offs of fixed assets of $1.3 million associated with its vacated Merrimack, New Hampshire facility, carrying and closure costs of $2.9 million associated with facilities vacated by the Company, and operating lease payments for vacated facilities and other charges of $1.3 million.

In the fourth quarter of 1994, based on operating issues encountered during the execution of the restructuring plan, the Company determined its estimate of cost savings would not be achieved from outsourcing certain manufacturing operations at its Microelectronics Division and, as a result, reversed its prior decision to outsource certain manufacturing operations. In connection with this decision, the Company determined that approximately 100 planned involuntary terminations would not take place. Also, the Company decided that it would continue to use certain assets under operating leases, which it had previously decided to abandon. As a result of these fourth quarter decisions, the Company reversed to income approximately $2.8 million of the restructuring reserve.

Also, in the fourth quarter of 1994, the Company committed to undertake a plan of involuntary employee terminations in an effort to reduce general and administrative expenses. In connection with the plan, the Company recorded, in SG&A, a charge for expected termination benefits of $2.5 million. The plan, which has been communicated to the Company's employees, calls for the involuntary termination of approximately 175 employees, primarily comprised of individuals functioning in a financial, general, or administrative capacity. Through October 1, 1994 the Company has terminated 20 employees, incurring severance charges of $.1 million.

At October 1, 1994, the remaining balance in the restructuring reserve of $6.3 million is considered adequate to complete the remaining actions from the 1993 fourth quarter restructuring plan and 1994 involutary termination plan. Of the remaining reserve balance, $4.0 million will be used to complete the remaining severance actions, $1.9 million will be used for carrying and closure costs associated with vacated facilities held for sale and $.4 million will cover the remaining lease costs (18 months) associated with vacated office space. The Company expects to complete the severance initiatives by the end of the second quarter of 1995 and anticipates disposing of the facilities held for sale over the next two years.

The Company anticipates that the cash expenditures related to these actions will approximate $5.1 million in 1995 and $1.2 million 1996.

Other

In the fourth quarter of 1993, the Company decided to refocus the direction of its commercial business and reallocated certain resources associated with that aspect of its operations. As a result of these actions, the Company recorded a $5.3 million reserve for anticipated losses relating to its manufacturing obligations on certain technically complex commercial contracts. Beginning in 1994, in connection with certain changes in operational management, the Company embarked upon a new strategy of negotiating the termination of these contracts in an effort to minimize the anticipated losses and maximize the Company's resources. During 1994, the Company successfully negotiated the termination of three technically complex contracts resulting in the reversal of $3.1 million of the previously established reserve. This reversal was reflected as a reduction of cost of sales. The remainder of the reserve was used primarily to cover other contract overruns and unusable inventory associated with a terminated contract.

During the fourth quarter of 1994, the Company charged $2.6 million to cost of sales due to an inventory valuation adjustment in one of the Company's semiconductor operations. The adjustment was primarily the result of a revaluation of current inventory production in excess of current backlog requirements and anticipated future business. As previously discussed, this operation will be consolidated into the Company's Microelectronics Division in order to align its cost structure with current market conditions.

In the first quarter of 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), effective as of October 3, 1993. The cumulative effect of adopting SFAS 109 amounted to $3.3 million of income and is reflected in the consolidated statement of operations for 1994 as the cumulative effect of a change in accounting principle. It primarily represents the reversal of deferred tax assets and liabilities resulting from the adoption of SFAS 109. The deferred tax assets and liabilities were established in connection with a previous acquisition and were recorded as reductions of the respective assets and liabilities.

Results of continuing operations:  1994 compared with 1993

Net sales for 1994 increased by $1.7 million compared with 1993. The increase is primarily attributable to a $28.2 million increase in sales to commercial customers partially offset by a $21.8 million decrease in U.S. Department of Defense ("DoD") related sales and a $4.7 million decrease in sales to non-defense U.S. government agencies and foreign governments.

The change in sales mix reflects the Company's strategy of developing products for the commercial marketplace in response to the continued decline in demand by the U.S. defense market. Sales of commercial products in 1994 have increased by 20% in comparison with 1993. Domestic and international commercial sales of telecommunications related products increased more than $16.5 million in 1994.

The Company's gross margin, as a percent of sales, was 34.2% in 1994 compared with 31.6% in 1993. The increase in gross margin percentage is attributable to increased sales of higher margin connector and circulator products resulting in margin growth of 2.0%, productivity improvement and cost savings in the Company's Microelectronics Division of 1.2% and the reversal of previously established inventory reserves due to contract terminations of .3% partially offset by the previously described inventory valuation adjustment of .8%, declines in the selling prices of semiconductor products of .7% and the effect of volume declines in sales of power hybrid products of 1.0%. The 1993 gross margin also included the charges for anticipated losses on technically complex commercial development programs which decreased 1993 gross margins by 1.6%.

The Company incurred costs, included in cost of sales, on customer sponsored research and development of $9.8 million and $18.5 million in 1994 and 1993, respectively. Of these costs, $2.0 million and $3.6 million in 1994 and 1993, respectively, were not recoverable under fixed price engineering contracts. The decrease in customer sponsored research and development expense reflects the change to a commercial business environment where customer funding for research and development is less prevalent than in government contracting and a decrease in development costs for contracts which have moved from development stages into production.

Company sponsored research and development expense increased by $2.3 million in 1994 compared with 1993. The increase in company sponsored research and development is attributable to a reallocation of engineers from production to research and development as the Company continues to invest in products with significant potential in both commercial and defense applications.

Selling, general and administrative expenses decreased by $26.3 million compared with 1993. The decrease is primarily attributable to a $27.5 million restructuring charge recorded in 1993, which was partially offset in 1993 by: (1) a gain on the sale of a product line of $2.3 million; (2) recovery of insurance proceeds related to reimbursement of expenditures incurred prior to 1993 of $2.5 million; and (3) $1.0 million attributable to the excess of insurance recovery over the net book value of assets damaged by a fire at a production facility. The 1994 results include the reversal of restructuring accruals in excess of requirements totaling $2.8 million and the accrual of $2.5 million for involuntary termination benefits related to its 1994 plan to reduce general and administrative expenses. The remaining decrease in SG&A is mainly attributable to efficiencies realized from the Company's consolidation and downsizing actions of the past two years.

Interest expense increased by $.7 million in 1994 compared with 1993. This increase is mainly attributable to increased borrowings and higher interest rates.

Interest income decreased by $3.4 million in 1994 compared with 1993. The decrease results from the recording of $2.8 million in interest income associated with a tax refund claim in 1993 and lower invested cash balances in 1994.

During 1994, the Company recognized tax benefits primarily associated with certain current and prior year expenditures that were eligible for carryback under provisions of Federal tax law (approximately $1.0 million in the third quarter). The benefit was recognized as the result of the issuance, during the third quarter, of a favorable revenue ruling by the Internal Revenue Service as to the deductibility of such expenditures. Prior to the third quarter, the Company had not recognized any tax benefit for such expenditures due to the uncertainty of their deductibility. This benefit offset the Company's tax provision for the third quarter, which was primarily attributable to the Company's foreign and Puerto Rico operations.

During the second quarter of 1993, the Company reached initial resolution with the Internal Revenue Service of certain prior years' tax returns. As a result, the Company recorded a reversal, net of the second quarter tax provision of $3.6 million of accrued liabilities ($1.0 million of which was attributable to discontinued operations). This reversal of accrued liabilities resulted in a tax benefit for 1993 which is net of tax provisions for earnings, primarily of foreign subsidiaries.

The variance between the statutory federal tax rate of 35% and the Company's effective tax rate of 25% is due to the differential in tax rates applied to earnings of foreign subsidiaries and Puerto Rico operations, as well as the previously discussed recognition of tax benefits of expenses eligible for federal tax carryback refunds.

Results of continuing operations:  1993 compared with 1992

Net sales for 1993 decreased by $47.9 million in comparison with 1992. The decrease was primarily attributable to final shipments on several large defense programs which occurred in 1992 and were not replaced in 1993 ($37.2 million) and the sale of two product lines in 1992 ($9.6 million), partially offset by the incremental sales of Greenpar Connectors Limited ($7.6 million) which was acquired in the third quarter of 1992. The remaining decrease in sales resulted from the general decline in demand for the Company's defense-related products and the negative impact of business interruption related to the execution of the previously described physical consolidation.

Gross margin, as a percent of sales, was 31.6% in 1993 compared with 32.5% in 1992. The decrease in gross margin is attributable to the previously described charges taken in the fourth quarter for anticipated losses on technically complex commercial development programs (1.6%) and lost margin on certain defense programs on which final shipments occurred in 1992 (1.1%). These decreases were partially offset by the improved operating performance of M/A-COM's Power Hybrids Operation (1.0%) and the final shipments of a technically complex defense contract that experienced favorable manufacturing results, thus allowing the release of reserves that were previously established (.6%).

The Company incurred costs, included in cost of sales, on customer sponsored research and development of $18.5 million and $23.3 million in 1993 and 1992, respectively. Of these costs, $3.6 million in each of the years were not recoverable under fixed price engineering contracts. The decrease in customer sponsored research and development expenses was due mainly to the completion of a contract for block converters for a personal communication network application and to a general decrease in funding for product development as existing defense-related programs progressed from developmental to mature production phases. Company sponsored research and development was comparable with prior year amounts.

Selling, general and administrative expenses increased by $20.6 million compared with 1992. The increase was caused mainly by provisions totaling $27.5 million for additional consolidation and downsizing of the Company's facilities and workforce and adjustments to the estimated realizable value of property being held for sale as part of its restructuring program. The increase in SG&A was partially offset by a $2.3 million gain on the sale of the Company's high power, narrow band receiver protector product line, $2.5 million of insurance proceeds related to reimbursement of expenditures incurred in prior periods and $1.0 million attributed to the excess of insurance recovery over the net book value of assets damaged by a fire at a production facility.

Interest expense decreased by $1.6 million in 1993 compared with 1992. The decrease is mainly attributable to the retirement of the Company's 10 7/8% Notes in the fourth quarter of 1992.

Interest income increased by $1.1 million in 1993 compared with 1992. The increase was caused by the recording of $2.8 million of interest income on a tax refund claim partially offset by reduced interest income due to lower invested cash balances.

In the second quarter of 1993, the Company reached initial resolution with the Internal Revenue Service on matters relating to certain prior years' tax returns. As a result the Company recorded a reversal, net of the second quarter tax provision of $3.6 million of accrued liabilities ($1.0 million of which was attributable to discontinued operations). This reversal of accrued liabilities resulted in a tax benefit for 1993 which is net of tax provisions for earnings, primarily of foreign subsidiaries.

Liquidity and Capital Resources

The Company's cash and marketable securities position was $5.9 million at October 1, 1994 compared with $11.3 million at October 2, 1993. The decrease is mainly attributable to additions to plant assets and a reduction in cash generated from operating activities. The Company's operating activities generated $10.4 million of cash in 1994 as compared with $14.4 million in 1993. The decrease was mainly attributable to cash expenditures for restructuring actions and payments of other current liabilities.

The Company expended $15.8 million during 1994 for additions to plant assets to meet production and operating requirements. Further investments in plant assets are necessary to meet future requirements. Additionally, continued investments in research and development are necessary for the Company to enhance its position in commercial markets and to maintain its position in its defense and government markets.

As of October 1, 1994, the Company's accounts receivable, as measured by the number of days sales outstanding, decreased to 61 days in comparison with 70 days at October 2, 1993. The decrease is due to an increased focus on collections.

The Company's inventory balance increased by $2.2 million at October 1, 1994 in comparison with October 2, 1993. The increase is mainly attributable to an increase in inventory balances for standard products (connectors and semiconductors) to improve response time in fulfilling customer orders. This increase was partially offset by reduced inventory levels in the Company's Microelectronics Division resulting from improved manufacturing operations.

During 1994, the Company borrowed and repaid $39.0 million under its revolving line of credit, however, the maximum amount outstanding at any month end during the year did not exceed $7.5 million. Additionally, the Company repaid $.7 million of long-term debt and $2.6 million of debt attributable to a previously discontinued operation.

The Company's foreign subsidiaries have lines of credit available to fund local working capital requirements. During 1994, these subsidiaries reduced their borrowings by a net of $.5 million under these lines of credit. Outstanding borrowings under these lines of credit were approximately $5.7 million at October 1, 1994 and unused lines of credit available aggregated approximately $10.4 million at that time.

During 1994, the Company completed negotiations for a new unsecured revolving line of credit. The new line of credit, which permits maximum borrowings of $30.0 million, expires on August 30, 1995. The maximum borrowings are restricted based on the amount of the Company's domestic accounts receivable and also contains certain restrictive covenants including, but not limited to, minimum levels of profitability and liquidity and restrictions related to indebtedness, cash flow and capital expenditures. The agreement also contains restrictions with respect to acquisitions and the repurchase of the Company's public debt. As of October 1, 1994, there were no outstanding borrowings under this agreement and the Company's borrowing availability under this agreement was $26.1 million.

The Company has retained certain liabilities associated with the previously discussed discontinued operations that were disposed of in prior years. These liabilities include items such as taxes and contractual obligations entered into by the Company in connection with the sale of the businesses. The Company considers its reserves for these contingencies to be adequate. Currently, the Company is unable to determine when these contingencies will be fully resolved, but expects that the resolution of these matters will not have a material negative effect on the Company's financial condition or results of operations.

In February 1990, the Board of Directors authorized the repurchase of 5.0 million shares of the Company's common stock, from time to time as funds are available, extending a previous stock repurchase program. At October 1, 1994, there remains authorization to acquire a further 2.1 million shares under the stock repurchase program. The Company will continue to monitor its repurchase program and evaluate the advantages offered by additional repurchases.

The Company believes that its cash balances, funds to be generated by future operations and available borrowing capacity are sufficient to finance the previously described restructuring actions, to provide for ongoing capital requirements, research and development expenditures and to take advantage of further investment opportunities.

M/A-COM's manufacturing activities have generated and continue to generate materials classified as hazardous wastes. The Company devotes appropriate resources to compliance with legal and regulatory requirements relating to minimization of the use of these materials, to their proper disposal as wastes, and to the protection of the environment. Those requirements include clean-up activities at various sites. The Company does not believe that expenditures relating to these requirements will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given that any future discovery of new facts and the retroactive application of such legal and regulatory requirements to those facts would not be material and would not change the estimate of the costs that the Company could be required to pay in any particular situation.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations
M/A-COM, Inc. and Subsidiaries
(in thousands, except per share amounts)
                                                                                       Year Ended
                                                             ------------------------------------------------------------------
                                                             October 1, 1994         October 2, 1993         October 3, 1992
                                                             ------------------------------------------------------------------
Net sales                                                    $ 341,596               $ 339,890               $ 387,818
                                                             ---------               ---------               ---------
Costs and expenses:
   Cost of sales                                               224,895                 232,545                 261,907
   Company sponsored research and development                   21,676                  19,400                  19,631
   Selling, general and administrative expenses                 81,905                 108,163                  87,541
   Interest expense                                              9,159                   8,412                  10,024
   Interest income                                                (563)                 (3,917)                 (2,851)
                                                             ---------               ---------               ---------
                                                               337,072                 364,603                 376,252
                                                             ---------               ---------               ---------

Income (loss) from continuing operations before income taxes     4,524                 (24,713)                 11,566
Income tax provision (benefit)                                   1,132                  (2,206)                  2,633
                                                             ---------               ---------               ---------
Income (loss) from continuing operations                         3,392                 (22,507)                  8,933
Discontinued operations, less income taxes                          --                   1,000                   3,064
                                                             ---------               ---------               ---------
Income (loss) before cumulative effect                           3,392                 (21,507)                 11,997
Cumulative effect of a change in accounting for income taxes     3,300                       -                       -
                                                             ---------               ---------               ---------
Net income (loss)                                            $   6,692               $ (21,507)              $  11,997
                                                             =========               =========               =========
Income (loss) per share:
   Continuing operations                                     $     .13               $    (.92)              $     .37
   Discontinued operations                                           -                     .04                     .13
   Cumulative effect of a change in accounting
    for income taxes                                               .13                       -                       -
                                                             ---------               ---------               ---------
Net income (loss) per share                                  $     .26               $    (.88)              $     .50
                                                             =========               =========               =========

Shares used in net income (loss) per share calculation          25,986                  24,401                 24,114
                                                             =========               =========               =========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheet
M/A-COM, Inc. and Subsidiaries
(in thousands)
                                                             October 1, 1994         October 2, 1993
                                                             ---------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                 $  4,631                $  10,024
   Marketable securities                                        1,250                    1,250
   Accounts receivable, less allowances
      of $2,092 and $2,112, respectively                       70,001                   72,730
   Unbilled revenue under customer contracts                    1,926                    1,744
   Inventories                                                 60,827                   58,629
   Other current assets                                        10,842                    7,157
                                                             --------                ---------
      Total current assets                                    149,477                  151,534
                                                             --------                ---------

Plant assets:
   Land and land improvements                                   3,440                    3,463
   Buildings and building equipment                            39,988                   47,379
   Machinery and equipment                                    218,790                  201,100
                                                             --------                ---------
                                                              262,218                  251,942
   Less - Accumulated depreciation                           (158,729)                (145,235)
                                                             --------                ---------
                                                              103,489                  106,707
                                                             --------                ---------

Other assets                                                   55,666                   56,462
                                                             --------                ---------

      Total Assets                                           $308,632                $ 314,703
                                                             ========                =========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Balance Sheet (Continued)
M/A-COM, Inc. and Subsidiaries
(in thousands)
                                                             October 1, 1994        October 2, 1993
                                                             --------------------------------------
Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable and current portion of long-term debt       $   6,518              $   6,737
   Accounts payable-trade                                       14,968                 21,255
   Accrued liabilities                                          42,636                 64,649
   Accrued payroll and employee benefits                        16,541                 19,172
   Income taxes                                                 14,911                 10,443
                                                             ---------              ---------
      Total current liabilities                                 95,574                122,256
                                                             ---------              ---------

Long-term debt                                                  67,599                 68,352
                                                             ---------              ---------
Other long-term liabilities                                     11,791                 12,227
                                                             ---------              ---------
Deferred income taxes                                           12,328                  3,993
                                                             ---------              ---------

Stockholders' equity:
   Common stock, $1 par value:
      Authorized - 100,000 shares
      Issued - 44,006 shares                                    44,006                 44,006
   Capital in excess of par value                              217,046                216,903
   Retained earnings                                            72,626                 65,975
                                                             ---------              ---------
                                                               333,678                326,884

   Less - Deferred compensation                                 (4,568)                (5,602)
        - Cost of common stock held in treasury -
          18,117 and 18,846 shares, respectively              (207,770)              (213,407)
                                                             ---------              ---------
   Total stockholders' equity                                  121,340                107,875
                                                             ---------              ---------
Commitments and contingencies

      Total Liabilities and Stockholders' Equity             $ 308,632              $ 314,703
                                                             =========              =========

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statement of Cash Flows
M/A-COM, Inc. and Subsidiaries
(in thousands)
                                                                                      Year Ended
                                                             -------------------------------------------------------------
                                                             October 1, 1994        October 2, 1993        October 3, 1992
                                                             -------------------------------------------------------------
Cash flows from operating activities:
   Income (loss) from continuing operations                  $   3,392              $ (22,507)             $   8,933
   Adjustments to reconcile income (loss) to
      cash provided by operating activities:
        Depreciation and amortization                           24,773                 24,218                 26,995
        Deferred compensation                                    1,640                  2,008                  1,712
        Write-downs of abandoned plant assets                       --                  9,600                  3,500
        Decrease (increase) in:
          Accounts receivable and unbilled revenue               2,815                 (5,880)                 7,815
          Inventories                                           (2,891)                   510                 14,532
          Other current assets                                     462                 (4,251)                   929
        Increase (decrease) in:
          Accounts payable and accruals                        (21,652)                17,661                (14,444)
          Income taxes                                           1,501                 (5,650)                   315
        Long-term liabilities                                     (197)                  (261)               (22,764)
        Other                                                      586                 (1,014)                (1,154)
                                                             ---------              ---------              ---------
          Cash provided by operating activities                 10,429                 14,434                 26,369
                                                             ---------              ---------              ---------
Cash flows from investing activities:
   Additions to plant assets                                   (15,767)               (39,414)               (16,790)
   Acquisitions, net of cash acquired                               --                      -                (12,601)
   Investment in IVHS Technologies, Inc.                            --                 (2,250)                     -
   Proceeds from sales of marketable securities                     --                      -                  2,605
                                                             ---------              ---------              ---------
          Cash applied to investing activities                 (15,767)               (41,664)               (26,786)
                                                             ---------              ---------              ---------
Cash flows from financing activities:
   Repayment of debt                                           (41,666)                (2,906)               (20,029)
   Proceeds from borrowings                                     40,432                  3,789                 11,036
   Repurchases of common stock                                      --                 (3,167)                (6,890)
   Stock options exercised                                       1,242                  1,711                    666
   Other                                                           (41)                   (34)                   (43)
                                                             ---------              ---------               --------
          Cash applied to financing activities                     (33)                  (607)               (15,260)
                                                             ---------              ---------               --------
Cash provided by (applied to) discontinued operations              (22)                 1,725                  5,483
                                                             ---------              ---------              ---------
Decrease in cash and cash equivalents                           (5,393)               (26,112)               (10,194)
Cash and cash equivalents at beginning of year                  10,024                 36,136                 46,330
                                                             ---------              ---------              ---------
Cash and cash equivalents at end of year                     $   4,631              $  10,024              $  36,136
                                                             =========              =========              =========

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements
M/A-COM, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of M/A-COM, Inc. and all subsidiary companies. All significant intercompany transactions and balances have been eliminated. The Company's charter specifies that its fiscal year ends on the Saturday closest to September 30.

Cash Equivalents and Marketable Securities

Cash equivalents and marketable securities are stated at cost plus accrued interest, which approximates market value. Cash equivalents consist of short term investments in time deposits, municipal obligations and certificates of deposit which aggregate $2.5 million and $5.6 million at October 1, 1994 and October 2, 1993, respectively. The Company considers all highly liquid securities purchased with an original maturity of three months or less to be cash equivalents, while those having maturities in excess of three months are classified as marketable securities and generally consist of municipal obligations.

Revenue Recognition

Revenue is recognized generally when a product is shipped and services are performed. Certain long-term contracts are accounted for using the percentage-of-completion method, whereby revenue and profit are recognized throughout the performance period of the contract. The effects of changes in estimates of contract costs are recorded currently. If estimates of cost, including general and administrative costs, indicate a loss, provision is made currently for the total loss anticipated.

Unbilled revenue under customer contracts represents revenue earned under the percentage-of-completion method but not yet billable under the terms of the contract. These amounts are billable based on the terms of the contract which include shipment of the product, achievement of milestones or completion of the contract.

Inventories

Inventories are stated at the lower of cost or market. Cost, which includes engineering and production costs only, is determined principally on a first-in, first-out basis.

Environmental Matters

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded without regard to possible recoveries from third parties, including insurers, when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.

Plant Assets and Depreciation

Plant assets are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives.

Other Assets

Other assets include the excess of cost over the net assets of acquired companies (goodwill) which is being amortized on a straight-line basis over periods ranging from twenty to forty years. Goodwill amounted to approximately $30.6 million and $30.8 million at October 1, 1994 and October 2, 1993, respectively, which is net of accumulated amortization of approximately $5.0 million and $3.7 million, respectively.

Income Taxes

As more fully discussed in Note 6, in the first quarter of 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), effective as of October 3, 1993. SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance. Previously the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Accordingly, amounts shown for 1993 and 1992 reflect income tax accounting under SFAS 96.

The Company has not provided deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested for an indefinite period of time.

Income (Loss) Per Share

Income per share has been calculated using the weighted average number of shares outstanding during each year, adjusted for the impact of the Company's stock option and deferred compensation plans. Conversion of the Convertible Debentures has not been assumed as the impact would be anti-dilutive. Loss per share has been calculated using only the weighted average number of shares outstanding.


NOTE 2 - CHANGES IN BUSINESS:

Continuing Operations

In the first quarter of 1993 the Company sold its high power, narrow band receiver protector product line for $5.1 million in cash, resulting in a gain of $2.3 million which was recorded as a reduction of selling, general and administrative expenses ("SG&A") in the accompanying consolidated statement of operations.

In the second quarter of 1993, the Company made an investment approximating 7% of the equity of IVHS Technologies, Inc. ("IVHS") for $2.3 million. IVHS is in the business of innovating, designing and manufacturing specialized electronic products that enhance the safety and efficiency of vehicles, drivers and roadways. The investment is accounted for by the cost method.

During the third quarter of 1992, the Company acquired Greenpar Connectors Limited ("Greenpar"), a United Kingdom manufacturer of coaxial connectors and cable assemblies for the commercial marketplace, for approximately $12.6 million. The acquisition has been accounted for as a purchase and, accordingly, the Company's consolidated statement of operations includes the operating results of Greenpar from the date of acquisition. The excess of purchase price over the fair value of the net assets acquired, which approximated $8.8 million, is being amortized on a straight-line basis over 20 years.

Discontinued Operations

In the first quarter of 1993, the Company decided to retain its M/A-COM Power Hybrids Operation ("PHO") as part of the Company's continuing operations.
The decision to retain this business resulted from PHO's improved operating performance and market potential. PHO was identified for disposition in 1990 and had been accounted for as a discontinued operation since that time. The accompanying consolidated statements of operations and of cash flows for the year ended October 3, 1992 have been reclassified to present PHO within continuing operations.

As a result of the 1990 decision to dispose of PHO, the Company had recorded a loss from discontinued operations of $10.5 million for estimated operating losses during the phase out period and to reduce the related assets to estimated realizable value. PHO's actual operating losses during the period that it was accounted for as a discontinued operation were $10.5 million. Accordingly, there were no remaining discontinued operations accrued losses associated with PHO as of October 3, 1992.

In 1992 the Company completed its divestiture program initiated in 1990 with the sale of its Microwave Design and Manufacturing, Inc. subsidiary for $6.4 million in cash. This sale had no effect on the results of discontinued operations.

Liabilities of the Company incurred in connection with the discontinued businesses of $7.4 million and $8.0 million at October 1, 1994 and October 2, 1993, respectively, are included in accrued liabilities. In addition, long-term debt related to discontinued businesses of $2.6 million at October 2, 1993 is also included in accrued liabilities. This amount was repaid in 1994.

NOTE 3 - RESTRUCTURING COSTS AND UNUSUAL ITEMS:

Restructuring

During 1992 the Company provided $20.4 million to execute its plans to consolidate and restructure several of its operations. The Company also reversed approximately $5.0 million in reserves established in prior years as execution of the related restructuring actions was integrated into the 1992 restructuring decision. These plans included the physical consolidation of six separate operations into the new Microelectronics Division facility in Lowell, Massachusetts, reduction in the workforce of approximately 340 employees related to such operations and the planned sale of excess facilities and equipment. The physical consolidation of facilities related to this plan was completed during the last half of 1993 and has created administrative and operational efficiencies, resulting from the elimination of certain redundancies. Severance and related benefit charges incurred with the workforce reduction totaled $11.3 million. Additionally, the Company wrote off excess equipment and incurred expenses associated with disposition of this equipment totaling $5.3 million. Carrying and closure costs of vacant facilities totaled $2.1 million.

In 1993, based primarily on a continued decline in its defense business, the Company initiated actions for additional consolidation and downsizing of its business. In the second quarter of 1993, the Company recorded a charge to SG&A of $4.0 million. Approximately $2.0 million of this charge was attributable to a change in the estimated realizable value of vacated facilities and additional expenses associated with an extension of the period required for the disposal of these facilities These facilities had been vacated as part of the Company's 1992 restructuring program. The remainder of the charge related to incremental workforce reductions of approximately 450 employees at the Company's Microelectronics Division. In the fourth quarter of 1993, the Company recorded a $23.5 million charge in SG&A. The actions contemplated in this charge primarily included a workforce reduction of approximately 430 employees, the carrying and closure cost of a facility in Merrimack, New Hampshire and vacating certain leased space in Massachusetts. The restructuring charges taken by the Company in 1993 related to the consolidation and downsizing are comprised of the following: severance and personnel related costs of $9.5 million; facilities and equipment write-downs of $9.6 million; carrying and closure costs of vacated buildings of $6.0 million; and leases and other restructuring costs of $2.4 million.

During 1993, the Company incurred severance and related benefit charges of $6.9 million in connection with the workforce reductions included in this plan as well as final payments on 1992 workforce reduction actions. Charges for facilities and equipment write-downs consisted of $7.0 million for real estate written down to net realizable value, and $2.3 million for the disposal of redundant equipment in 1993. Additionally, the costs of closing, preparing for sale and carrying the vacant buildings totaled $6.2 million in 1993.

During 1994, the Company continued its progress in the execution of the actions contemplated by its 1993 restructuring plan. Charges incurred in 1994 were comprised of $5.5 million of severance and related benefit charges for the termination of approximately 300 employees, write-offs of fixed assets of $1.3 million associated with its vacated Merrimack, New Hampshire facility, carrying and closure costs of $2.9 million associated with facilities vacated by the Company, and operating lease payments for vacated facilities and other charges of $1.3 million.

In the fourth quarter of 1994, based on operating issues encountered during the execution of the restructuring plan, the Company determined its estimate of cost savings would not be achieved from outsourcing certain manufacturing operations at its Microelectronics Division and, as a result, reversed its prior decision to outsource certain manufacturing operations. In connection with this decision, the Company determined that approximately 100 planned involuntary terminations would not take place. Also, the Company decided that it would continue to use certain assets under operating leases, which it had previously decided to abandon. As a result of these fourth quarter decisions, the Company reversed to income approximately $2.8 million of the restructuring reserve.

Also, in the fourth quarter of 1994, the Company committed to undertake a plan of involuntary employee terminations in an effort to reduce general and administrative expenses. In connection with the plan, the Company recorded, in SG&A, a charge for expected termination benefits of $2.5 million. The plan, which has been communicated to the Company's employees, calls for the involuntary termination of approximately 175 employees, primarily comprised of individuals functioning in a financial, general, or administrative capacity. Through October 1, 1994 the Company has terminated 20 employees, incurring severance charges of $.1 million.

The facilities held for sale as a result of the previously described restructurings have been stated at an estimated net realizable value of $10.5 and $11.4 million at October 1, 1994 and October 2, 1993, respectively, and are included in other assets in the accompanying consolidated balance sheet. Additionally, $3.9 million and $17.6 million of accrued liabilities related to the Company's restructuring program are included in the accompanying consolidated balance sheet at October 1, 1994 and October 2, 1993, respectively.

Other Unusual Items

In the fourth quarter of 1993, the Company decided to refocus the direction of its commercial business and reallocated certain resources associated with that aspect of its operations. As a result of these actions, the Company recorded a $5.3 million reserve for anticipated losses relating to its manufacturing obligations on certain technically complex commercial contracts. Beginning in 1994, in connection with certain changes in operational management, the Company embarked upon a new strategy of negotiating the termination of these contracts in an effort to minimize the anticipated losses and maximize the Company's resources. During 1994, the Company successfully negotiated the termination of three technically complex contracts resulting in the reversal of $3.1 million of the previously established reserve. Such reversals were reflected as reductions of cost of sales. The remainder of the reserve was used primarily to cover other contract overruns and unusable inventory associated with a terminated contract.

During the fourth quarter of 1994, the Company charged $2.6 million to cost of sales due to an inventory valuation adjustment in one of the Company's semiconductor operations. The adjustment was primarily the result of a revaluation of current inventory production in excess of current backlog requirements and anticipated future business.

During the second quarter of 1993, the Company benefited from the recovery of $2.2 million in insurance proceeds. The proceeds represent the reimbursement of expenditures made for certain liabilities at a site previously occupied by the Company and were recorded as a reduction of SG&A. The expenditures had been charged to the results of operations in previous periods.

In the first quarter of 1993, a production facility of a foreign subsidiary was damaged by fire. The Company recorded a gain of approximately $1.0 million related to the excess of the insurance recovery over the net book value of the assets damaged by the fire. The gain was recorded as a reduction of SG&A during the quarter.

The Company recorded charges to cost of sales of $3.2 million in 1994 related to cost overruns on fixed price defense contracts ($5.5 million in each of 1993 and 1992). These charges relate mainly to complex multifunction assembly programs.


NOTE 4 - INVENTORIES:

Inventories are summarized as follows (in thousands):

                             October 1, 1994        October 2, 1993
                          --------------------------------------------
Raw materials                  $  21,762              $  22,829
Work in process                   27,964                 26,291
Finished products                 11,101                  9,509
                               ---------              ---------
                               $  60,827              $  58,629
                               =========              =========

NOTE 5 - INDEBTEDNESS AND LINES OF CREDIT:

Long-term debt is summarized as follows (in thousands):

                                    October 1, 1994       October 2, 1993
                                  ------------------------------------------
9-1/4% Convertible Subordinated
   Debentures Due May 15, 2006       $  65,836             $  65,836
5.8% - 6.0% industrial facility
   revenue bonds, payable
   through 2000                          1,269                 1,811
9-1/4% mortgage notes,
   secured by land & buildings,
   payable through 1999                  1,291                 1,483
                                     ---------             ---------
   Total debt                           68,396                69,130
Less - Amount due within one year          797                   778
                                     ---------             ---------
   Total long-term debt              $  67,599             $  68,352
                                     =========             =========

The Subordinated Debentures are convertible into common stock at $36.50 per share, subject to adjustment. As of May 15, 1992, the Company is required to redeem $5.0 million face value of Debentures annually. Debentures with a face value of $34.2 million have been acquired through October 1, 1994, $15.0 million of which have been retired since their acquisition and the remainder of which can be credited to future sinking fund requirements. At the Company's option, the Debentures are redeemable at any time, in whole or in part, currently at 101.2% of par, declining annually to par on May 15, 1996. The fair market value for the Debentures approximated carrying value at October 1, 1994.

The aggregate maturities during the next five years of long-term debt outstanding at October 1, 1994 are as follows (in thousands): 1995-$797; 1996- $570; 1997-$396; 1998-$1,289; and 1999-$5,238.

In the first quarter of 1994, the Company repaid $2.6 million of an Industrial Revenue Bond ("IRB") associated with a previously discontinued operation. The IRB was included in accrued liabilities in the accompanying consolidated balance sheet at October 2, 1993.

During 1994, the Company completed negotiations for a new unsecured revolving line of credit. During the term of the agreement, the Company can borrow at the bank's base rate (7.75% at October 1, 1994) or an adjusted Eurodollar rate, plus one and one-half percent. The new line of credit, which permits maximum borrowings of $30.0 million, expires on August 30, 1995. The maximum borrowings are restricted based on the amount of the Company's domestic accounts receivable and also contains certain restrictive covenants including, but not limited to, minimum levels of profitability and liquidity and restrictions related to indebtedness, cash flow and capital expenditures. The agreement also contains restrictions with respect to acquisitions and the repurchase of the Company's public debt. As of October 1, 1994, there were no outstanding borrowings under this agreement and the Company's borrowing availability under this agreement was $26.1 million.

Additionally, certain of the Company's foreign subsidiaries have lines of credit available to fund local working capital requirements. The lines of credit provide for borrowings aggregating approximately $16.1 million. At October 1, 1994, total borrowings outstanding under these lines of credit approximated $5.7 million at interest rates ranging from 3.0% to 11.5%.


NOTE 6 - INCOME TAXES:

In the first quarter of 1994, the Company prospectively adopted SFAS 109, effective as of October 3, 1993. The cumulative effect of adopting SFAS 109 amounted to $3.3 million of income. This amount is reflected in the consolidated statement of operations for 1994 as the cumulative effect of a change in accounting principle. It primarily represents the reversal of deferred tax assets and liabilities resulting from the adoption of SFAS 109. The deferred tax assets and liabilities were established in connection with a previous acquisition and were recorded as reductions of the respective assets and liabilities.

The sources of income (loss) from continuing operations before income taxes and the components of the related provision for (benefit from) domestic, including Puerto Rico, and foreign income taxes are shown below (in thousands):

                                   1994         1993         1992
                                   ------------------------------------
Income (loss) from continuing
  operations before income taxes:
    Domestic                       $ (3,785)   $ (30,426)    $   6,520
    Foreign                           8,309        5,713         5,046
                                   ---------    ---------    ---------
                                   $  4,524     $(24,713)    $  11,566
                                   =========    =========    =========
Income taxes:
  Federal:
    Currently payable              $ (2,215)    $ (4,543)   $     212
    Deferred                             21           28         (198)
                                   ---------    ---------    ---------
                                     (2,194)      (4,515)          14
                                   ---------    ---------    ---------
  State                                100         (100)         657
                                   ---------    ---------    ---------
  Foreign:
    Currently payable                 3,039        2,409        1,977
    Deferred                            187            -          (15)
                                   ---------    ---------    ---------
                                      3,226        2,409        1,962
                                   ---------    ---------    ---------
Tax provision (benefit)            $  1,132     $ (2,206)   $   2,633
                                   =========    =========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards.

The following is a summary of the significant components of the Company's deferred tax assets and liabilities as of October 1, 1994 (in thousands):

Deferred Tax Assets:
- -------------------
Inventory capitalization and reserves    $  9,779
Capitalized research and development        7,221
Deferred compensation                       3,193
Net operating loss carryovers              32,448
Restructuring reserve                       6,473
Other accruals and reserves                13,788       72,902
                                         --------
Deferred Tax Liabilities:
- ------------------------
Depreciation and amortization             (18,793)
Other                                      (5,968)     (24,761)
                                         --------
    Valuation allowance                                (53,092)
                                                      --------
    Net deferred tax liability                        $ (4,951)
                                                      ========

The net deferred tax liability above is comprised of a net current deferred tax asset of $7.4 million, included in other current assets and a net non-current deferred tax liability of $12.3 million in the consolidated balance sheet at October 1, 1994.

The difference between the provision for (benefit from) taxes on income
(loss) from continuing operations and the amount computed by applying the United States Federal income tax rate is reconciled below:

                                         1994          1993          1992
                                      -------------------------------------
Statutory federal income tax rate        35.0 %       (34.0)%        34.0 %
State income taxes                        2.2           (.4)          5.7
Utilization of U.S. federal
   book loss carryforward                   -             -          (5.9)
U.S. federal loss without tax effect     16.5          44.4             -
Accrued liability reversal              (37.6)        (16.2)            -
Effect of earnings of Puerto Rico
   operations                              .6          (3.7)        (12.8)
Foreign losses without tax benefit
   and foreign rate differential          7.0           1.9           2.1
Other, net                                1.3           (.9)          (.3)
                                      -------------------------------------
                                         25.0 %        (8.9)%        22.8 %
                                      =====================================

The Company has U.S. Federal net operating loss carryforwards amounting to approximately $60.0 million at October 1, 1994. The net operating loss carryforwards expire primarily in 2005 through 2009.

During 1994, the Company recognized tax benefits primarily associated with certain current and prior year expenditures that were eligible for carryback under provisions of Federal tax law (approximately $1.0 million in the third quarter. The benefit was recognized as the result of the issuance, during the third quarter, of a favorable revenue ruling by the Internal Revenue Service as to the deductibility of such expenditures. Prior to the third quarter, the company had not recognized any tax benefit for such expenditures due to the uncertainty as to their deductibility.

In the second quarter of 1993, the Company reached initial resolution with the Internal Revenue Service of certain prior years' tax returns. As a result, the Company recorded $2.8 million of interest income on a tax refund claim at that time. Additionally, the Company recorded a reversal, net of the second quarter's tax provision, of $3.6 million of accrued tax liabilities ($1.0 million of which was applicable to discontinued operations).


NOTE 7 - STOCKHOLDERS' EQUITY:

Changes in components of stockholders' equity were as follows (in thousands):

                                                      Capital in
                                        Common        Excess of        Retained        Deferred        Treasury
                                        Stock         Par Value        Earnings        Compensation    Stock
                                     -----------------------------------------------------------------------------
   Balance at September 28, 1991      $ 44,006         $223,533         $ 75,017        $ (6,975)       $(219,401)
Net income                                   -                -           11,997               -                -
Issuances under employee plans, net          -           (2,150)             543            (668)           6,451
Repurchases of common stock                  -                -                -               -           (6,890)
Amortization of deferred compensation        -                -                -           1,837                -
ESOT loan payment                            -               88                -               -                -
Other                                        -              522              (43)              -              (12)
                                     ---------        ---------        ---------       ---------        ---------
   Balance at October 3, 1992           44,006          221,993           87,514          (5,806)        (219,852)
Net loss                                     -                -          (21,507)              -                -
Issuances under employee plans, net          -           (3,042)               -          (1,822)           9,612
Repurchases of common stock                  -                -                -               -           (3,167)
Amortization of deferred compensation        -                -                -           2,026                -
Other                                        -           (2,048)             (32)              -                -
                                     ---------        ---------        ---------       ---------        ---------
   Balance at October 2, 1993           44,006          216,903           65,975          (5,602)        (213,407)
Net income                                   -                -            6,692               -                -
Issuances under employee plans, net          -             (908)               -            (606)           5,637
Amortization of deferred compensation        -                -                -           1,640                -
Other                                        -            1,051              (41)              -                -
                                     ---------        ---------        ---------       ---------       ----------
   Balance at October 1, 1994        $  44,006        $ 217,046        $  72,626       $  (4,568)      $ (207,770)
                                     =========        =========        =========       =========       ==========

The Company repurchased .5 million shares of its common stock in 1993 and 1.2 million shares in 1992.

The Company has outstanding a class of Common Share Purchase Rights, which are currently attached to and trade with the common stock. The rights were issued to help ensure that all stockholders receive fair and equal treatment in the event of any proposal to acquire control of the Company. Each right entitles the holder to purchase eight-tenths of one share of common stock at an exercise price of $60 per share, subject to adjustment.

The rights will trade separately and become exercisable only if a person or group acquires or announces an offer to acquire 10% or more of the common stock. Thereafter, if such an acquisition is made, each holder with certain exceptions would be entitled, upon exercise of each right, to receive shares of common stock (or, if the Company were acquired, of the acquiring company's common stock) having a market value equal to 1.6 times the exercise price of the right.

The Company may lower the 10% threshold, exempt certain acquisitions, or redeem the rights at one cent per right under certain circumstances. The rights will expire on August 7, 1996.


NOTE 8 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash receipts and expenditures related to interest and income taxes from continuing operations are as follows (in thousands):

                                 1994           1993           1992
                               --------       --------       --------
Interest received              $   564        $ 1,170        $  2,937
Interest paid                  $ 9,067        $ 8,340        $ 10,863
Income tax payments (refunds)  $  (445)       $ 2,017        $  2,671

Cash flows from discontinued activities are as follows (in thousands):

                                         1994           1993           1992
                                       --------       --------       --------
Cash provided by (applied to):
  Discontinued operating activities    $  2,269       $   (934)      $ (1,237)
  Investing activities                      309          4,459          8,520
  Financing activities                   (2,600)        (1,800)        (1,800)
                                       --------       ---------      --------
Cash provided by (applied to)
  discontinued operations              $    (22)      $  1,725       $  5,483
                                       ========       ========       ========

Non-cash activity relating to the Company's matching contribution to the domestic defined contribution retirement plan was $3.7 million, $3.5 million and $3.0 million for 1994, 1993 and 1992, repectively.

NOTE 9 - EMPLOYEE STOCK PLANS:

Stock Award Plans

The M/A-COM Long Term Incentive Plan (the "Incentive Plan"), adopted in 1990, authorizes an aggregate of 1.2 million shares of the Company's common stock for the granting of non-qualified and incentive stock options, outside Directors' options, stock appreciation rights ("SARs") and restricted stock. The Incentive Plan replaced all existing stock award plans but the awards outstanding under such existing plans were not affected. At October 1, 1994, .1 million stock awards were available for grant under the Incentive Plan.

A summary of the status of the Company's stock option plans follows (in thousands, except per share amounts):

                                    1994            1993            1992
                                --------------------------------------------
Options outstanding - beginning     2,526           2,737           2,905

Granted                                72             316             207
Exercised                            (226)           (313)           (253)
Terminated                            (58)           (214)           (122)
                                    -----           -----           -----

Options outstanding - ending        2,314           2,526           2,737
                                    =====           =====           =====
Option price per share - ending $3.88 - 10.00   $3.88 - 10.00   $3.88 - 10.00
                                =============   =============   =============

All outstanding options are non-qualified and have been granted at option prices per share not less than the then fair market value of the Company's common stock. Options become exercisable over a four-year period and expire ten years after the date granted. Options for 1.9 million and 1.7 million shares were exercisable at October 1, 1994 and October 2, 1993, respectively.

Of the outstanding options at October 1, 1994, 1.1 million SARs, with an option price of $5.69 per share, were granted in tandem with 1.1 million of the stock options. Based on past experience, the expressed intent of the two holders not to elect the SAR option and the underlying economics to the holders, management's opinion is that SARs will not be exercised and, therefore, no compensation expense has been recognized.

At October 1, 1994, there were .2 million stock units issued and outstanding. These units were granted prior to the adoption of the Incentive Plan. Stock units are convertible into shares of common stock on a one-for-one basis upon the lapsing of certain restrictions. In 1994, .2 million units were converted to shares (.2 million in each of 1993 and 1992).

Restricted Treasury Stock Plan

The M/A-COM, Inc. 1990 Restricted Treasury Stock Plan (the "Stock Plan") was approved by the Company's stockholders at its Annual Meeting on February 20, 1991.

The Stock Plan reserved 2.0 million shares of the Company's common stock for granting share allocations as an incentive to officers and key employees. After receiving an allocation of restricted shares of common stock, a participant in the Stock Plan is awarded specified portions of such share allocation on subsequent dates based on the achievement of performance targets representing increases in the average market value of the Company's common stock above the initial stock price of such allocation (the "Stock Price Increase") as follows: if the Stock Price Increase (in terms of multiple of initial stock price) is .5, the participant would be awarded 50% of such share allocations, and if the Stock Price Increase is 1.0, the participant would be awarded 100% of such allocations.

The awarded restricted shares become unrestricted over a three-year period commencing on the date on which the target share price is achieved. Contingent upon continued employment with the Company through September 19, 2000, all granted share allocations are awarded and become unrestricted on that date.

A summary of the status of the Company's Stock Plan follows (in thousands, except per share amounts):

                                   Market                        Restricted
                               Price at Date       Share           Shares
                                  of Grant      Allocations        Awarded
                               -------------   -------------   -------------
Balance at September 28, 1991                        918             592
   Granted                     $4.875 - 7.00         275               -
   Forfeited                                         (98)            (96)
                                               -------------   -------------
Balance at October 3, 1992                         1,095             496
   Granted                    $4.375 - 9.625         320               -
   Awarded                                          (633)            633
   Forfeited                                        (225)           (135)
                                               -------------   -------------
Balance at October 2, 1993                           557             994
   Granted                    $7.375                  30              --
   Forfeited                                          --            (134)
                                               -------------   -------------
Balance at October 1, 1994                           587             860
                                               =============   =============

At October 1, 1994, .6 million shares were available for grant allocations under the Stock Plan.

The fair market value of the share allocations, based on the market price at date of grant, is recorded as deferred compensation, a component of stockholders' equity. Deferred compensation is amortized over the periods to be benefited.

NOTE 10 - RETIREMENT PLANS:

The Company and its subsidiaries have defined contribution retirement plans covering substantially all employees. The expense for these plans related to continuing operations was $3.9 million in 1994 ($4.2 million in 1993 and $4.5 million in 1992).

In addition, the Company has a supplemental defined benefit pension plan for certain employees to replace retirement benefits which were reduced as a result of limitations in the Tax Reform Act of 1986. Plan benefits are to be paid from the general funds of the Company. Amounts charged to continuing operations expense for 1994, 1993 and 1992 related to this supplemental plan were $.4, $.5 and $.4 million, respectively. The projected benefit obligation associated with this plan is not significant in relation to the consolidated financial statements.

During the second quarter of 1992, the Company began matching employee contributions to the Company's domestic defined contribution retirement plan (the "retirement plan") with the Company's common stock. A total of .5 million and .6 million shares were contributed to the retirement plan during 1994 and 1993, respectively.


NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN:

The Company has an Employee Stock Ownership Plan ("ESOP") which enables employees to accumulate shares of the Company's common stock. The cost of the Plan is borne by the Company through contributions to the ESOP. Shares of common stock are allocated to each employee and are held in trust until the employee's termination, retirement or death. The Company's ESOP contribution related to continuing operations amounted to $.1 million for 1994, $.1 million for 1993 and $.4 million for 1992.

At October 1, 1994, the M/A-COM Employee Stock Ownership Trust owned .9 million shares of common stock, of which .8 million have been allocated to employees. Employees are entitled to vote allocated shares and the Trustees are entitled to vote unallocated shares.


NOTE 12 - LITIGATION:

M/A-COM is a defendant in various legal proceedings incidental to the nature of its business. However, the Company believes that the outcome of these proceedings will not materially affect the Company's financial position or results of operations.

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

Certain office and production space and equipment used in continuing operations were rented at an annual net cost of approximately $8.1 million in 1994 ($6.7 million in 1993 and $5.1 million in 1992). At October 1, 1994, the Company was committed under noncancelable operating leases which provide for the following rentals: 1995-$8.5 million; 1996-$7.8 million; 1997-$7.2 million; 1998-$6.6 million; 1999-$6.3 million and $53.4 million thereafter.

At October 1, 1994 outstanding letters of credit totaled approximately $3.2 million.

In the fourth quarter of 1992, the Company paid $2.9 million and agreed to be responsible for certain possible additional environmental liabilities relating to a site occupied until 1971 by a division of the Company. The Company had previously established reserves for this matter and does not believe that the resolution of the remaining possible liabilities will have a material effect on its financial condition or results of operations (see Note
1).

M/A-COM's manufacturing activities have generated and continue to generate materials classified as hazardous wastes. The Company devotes appropriate resources to compliance with legal and regulatory requirements relating to minimization of the use of these materials, to their proper disposal as wastes, and to the protection of the environment. Those requirements include clean-up activities at various sites. The Company does not believe that expenditures relating to these requirements will have a material effect on the Company's financial condition or results of operations. However, no assurance can be given that any future discovery of new facts and the retroactive application of such legal and regulatory requirements to those facts would not be material and would not change the estimate of the costs that the Company could be required to pay in any particular situation.

NOTE 14 - QUARTERLY INFORMATION (Unaudited):

The following is a summary of selected quarterly financial data (in thousands, except per share amounts). Refer to Notes 1, 2, 3 and 5 for matters relating to this note.

                                                                             1994
                                         --------------------------------------------------------------------------
                                         January 1, 1994       April 2, 1994      July 2, 1994      October 1, 1994
                                         --------------------------------------------------------------------------
Net sales                                $  79,120             $  83,851          $  85,212         $  93,413
                                         =========             =========          =========         =========

Gross margin                             $  27,400             $  29,205          $  31,320         $  28,776
                                         =========             =========          =========         =========

Income before cumulative effect          $     770             $     472          $   1,578         $     572
Cumulative effect of a change in
 accounting for income taxes                 3,300                     -                  -                 -
                                         ---------             ---------          ---------         ---------
Net income                               $   4,070             $     472          $   1,578         $     572
                                         =========             =========          =========         =========
Income per share:
Income before cumulative effect          $     .03             $     .02          $     .06         $     .02
Cumulative effect of a change in
 accounting for income taxes                   .13                     -                  -                 -
                                         ---------             ---------          ---------         ---------
Net income per share                     $     .16             $     .02          $     .06         $     .02
                                         =========             =========          =========         =========

                                                                             1993
                                         --------------------------------------------------------------------------
                                         January 2, 1993       April 3, 1993      July 3, 1993      October 2, 1993
                                         --------------------------------------------------------------------------
Net sales                                $  79,135             $  87,111          $  84,520         $  89,124
                                         =========             =========          =========         =========

Gross margin                             $  23,461             $  27,142          $  31,127         $  25,615
                                         =========             =========          =========         =========
Income (loss) from:
   Continuing operations                 $     374             $   2,730          $   1,710         $ (27,321)
   Discontinued operations                       -                 1,000                  -                 -
                                         ---------             ---------          ---------         ---------
Net income (loss)                        $     374             $   3,730          $   1,710         $ (27,321)
                                         =========             =========          =========         =========
Income (loss) per share:
   Continuing operations                 $     .02             $     .11          $     .07         $   (1.09)
   Discontinued operations                       -                   .04                  -                 -
                                         ---------             ---------          ---------         ---------
Net income (loss) per share              $     .02             $     .15          $     .07         $   (1.09)
                                         =========             =========          =========         =========

NOTE 15 - FINANCIAL INFORMATION BY GEOGRAPHIC AREA AND MAJOR CUSTOMER:
(in thousands)

                                        1994          1993          1992
                                     --------------------------------------
Net Sales
   United States                     $ 279,294     $ 289,092     $ 343,627
   Europe                               75,510        63,739        53,853
   Pacific Rim                          18,550        18,635        14,018
   Eliminations                        (31,758)      (31,576)      (23,680)
                                     ---------     ---------     ---------
   Consolidated net sales            $ 341,596     $ 339,890     $ 387,818
                                     =========     =========     =========
Operating Profit (Loss)
   United States                     $  15,261     $ (19,017)    $  25,853
   Europe                                6,191         6,167         3,142
   Pacific Rim                           2,386         1,675         1,222
                                     ---------     ---------     ---------
   Operating profit (loss)              23,838       (11,175)       30,217

   General corporate expense           (10,718)       (9,043)      (11,478)
   Interest, net                        (8,596)       (4,495)       (7,173)
                                     ---------     ---------     ---------
   Income (loss) from continuing
     operations before income taxes  $   4,524     $ (24,713)    $  11,566
                                     =========     =========     =========

Identifiable Assets
   United States                     $ 224,376     $ 236,856     $ 246,444
   Europe                               55,080        49,588        41,843
   Pacific Rim                           7,590         6,050         4,600
   General corporate assets             21,586        22,209        30,136
   Net assets of discontinued
     operations                              -             -         4,277
                                     ---------     ---------     ---------
   Total assets                      $ 308,632     $ 314,703     $ 327,300
                                     =========     =========     =========

Eliminations represent transfers from the United States to foreign field offices and European operating facilities. Such transfers are generally at inventory cost of the selling location plus a margin. United States sales include export sales of approximately $38.5, $44.2 and $46.0 million in 1994, 1993 and 1992, respectively.

General corporate assets are principally cash, marketable securities and assets held for sale.

The largest source of revenue for the Company is the United States Government and its agencies (primarily the Department of Defense), whose direct purchases accounted for 6% of consolidated net sales in 1994 (7% in 1993 and 9% in 1992). In addition, United States Government subcontract sales approximated 25% in 1994 (31% in 1993 and 34% in 1992) of consolidated net sales. The Company does not believe that accounts receivable from these sales involve a material degree of credit risk.

                      REPORT OF INDEPENDENT ACCOUNTANTS

November 15, 1994

To the Board of Directors and
Stockholders of M/A-COM, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 47 present fairly, in all material respects, the financial position of M/A-COM, Inc. and its subsidiaries at October 1, 1994 and October 2, 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 1, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1994 in accordance with the requirements of Statement of Financial Accounting Standards No. 109.

PRICE WATERHOUSE LLP

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the directors of the Company is incorporated by reference from the section entitled "Election of Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 1995, to be filed pursuant to Regulation 14A. Information concerning the executive officers of the Company appears in Part I of this annual report on Form 10-K and the directors and executive officers and the capacities in which they serve are listed on page 56.

Item 11.  Executive Compensation

Incorporated by reference from the sections entitled "Election of Directors" and "Executive Compensation" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 1995, to be filed pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the sections entitled "Voting Securities" and "Election of Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 1995, to be filed pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from the section entitled "Election of Directors" in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 1995, to be filed pursuant to Regulation 14A.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, Reports on Form 8-K

(a)(1) Consolidated Financial Statements                         Page

Consolidated Statement of Operations -
  Years Ended October 1, 1994, October 2, 1993
  and October 3, 1992                                            24
Consolidated Balance Sheet - October 1, 1994
  and October 2, 1993                                            25
Consolidated Statement of Cash Flows - Years Ended
  October 1, 1994, October 2, 1993
  and October 3, 1992                                            27
Notes to Consolidated Financial Statements                       28
Report of Independent Accountants                                45

(a)(2) Financial Statement Schedules for the Three Years
  Ended October 1, 1994

Schedule II - Amounts Receivable from Directors,
  Officers and Employees                                         48
Schedule V - Plant Assets                                        49
Schedule VI - Accumulated Depreciation                           51
Schedule VIII - Valuation and Qualifying Accounts and
  Reserves                                                       52
Schedule IX - Short-Term Borrowings                              53
Schedule X - Supplementary Income Statement Information          53

All other Schedules are omitted because they are not applicable or required, or because the required information is included in the consolidated financial statements or notes thereto.

Separate financial statements of the registrant have been omitted since it is primarily an operating company and the minority interests in subsidiaries and long-term debt of the subsidiaries held by entities other than the registrant are less than five percent of consolidated total assets.

(a)(3) List of Exhibits. Exhibits required as part of this report are listed in the exhibit index beginning on page 57.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

M/A-COM, Inc. and Subsidiaries
Schedule II - Amounts Receivable from Directors, Officers and Employees (1):
(in thousands)

Year Ended October 1, 1994
- -------------------------------------------------------------------------------------------------------------------
                                         Balance at                                                 Balance at end
Name of Debtor                           Beginning  of Year    Additions          Deductions        of Year
- -------------------------------------------------------------------------------------------------------------------
Richard J. Perko                         $      45             $       -          $     (45)        $       -
- -------------------------------------------------------------------------------------------------------------------
                                         $      45             $       -          $     (45)        $       -
===================================================================================================================
Year Ended October 2, 1993
- -------------------------------------------------------------------------------------------------------------------
                                         Balance at                                                 Balance at end
Name of Debtor                           Beginning  of Year    Additions          Deductions        of Year
- -------------------------------------------------------------------------------------------------------------------
Richard J. Perko                         $      90                     -          $     (45)        $      45
- -------------------------------------------------------------------------------------------------------------------
                                         $      90                     -          $     (45)        $      45
===================================================================================================================
Year Ended October 3, 1992
- -------------------------------------------------------------------------------------------------------------------
                                         Balance at                                                 Balance at end
Name of Debtor                           Beginning  of Year    Additions          Deductions        of Year
- -------------------------------------------------------------------------------------------------------------------
Richard J. Perko                         $     135                     -          $     (45)        $      90
- -------------------------------------------------------------------------------------------------------------------
                                         $     135                     -          $     (45)        $      90
===================================================================================================================

(1)  Loan related to relocation.

M/A-COM, Inc. and Subsidiaries
Schedule V - Plant Assets
(in thousands)

Year Ended October 1, 1994
- ----------------------------------------------------------------------------------------------------------------
                                   Balance at                                                     Balance
                                   Beginning       Additions      Retirements     Other           at End
                                   of Year         at Cost        or Sales        Changes         of Year
- ----------------------------------------------------------------------------------------------------------------
Land and land improvements         $   3,463       $       1      $     (24)      $       -       $   3,440

Buildings and building equipment      47,379           3,534         (6,480)            117  (2)
                                                                                     (4,562) (1)     39,988
Machinery and equipment              201,100          12,232         (9,347)          1,267  (2)
                                                                                      4,562  (1)
                                                                                        285  (7)
                                                                                      8,691  (6)    218,790
- ----------------------------------------------------------------------------------------------------------------
                                   $ 251,942       $  15,767      $ (15,851)      $  10,360       $ 262,218
================================================================================================================
Year Ended October 2, 1993
- ----------------------------------------------------------------------------------------------------------------
                                   Balance at                                                     Balance
                                   Beginning       Additions      Retirements     Other           at End
                                   of Year         at Cost        or Sales        Changes         of Year
- ----------------------------------------------------------------------------------------------------------------

Land and land improvements         $   4,964       $      13      $  (1,420)      $     (94)(7)   $   3,463

Buildings and building equipment      39,732          17,485        (19,057)          9,696 (3)
                                                                                       (672)(2)
                                                                                        195 (1)      47,379

Machinery and equipment              185,215          21,916         (8,652)          6,676 (3)
                                                                                     (4,133)(2)
                                                                                       (195)(1)
                                                                                        273 (7)     201,100
- ----------------------------------------------------------------------------------------------------------------
                                   $ 229,911       $  39,414      $ (29,129)      $  11,746       $ 251,942
================================================================================================================

Year Ended October 3, 1992
- ----------------------------------------------------------------------------------------------------------------
                                   Balance at                                                     Balance
                                   Beginning       Additions      Retirements     Other           at End
                                   of Year         at Cost        or Sales        Changes         of Year
- ----------------------------------------------------------------------------------------------------------------
Land and land improvements         $   6,202       $       1      $       -       $      34 (1)
                                                                                          3 (7)
                                                                                     (1,276)(5)   $   4,964

Buildings and building equipment      55,440           1,370           (566)          2,952 (4)
                                                                                    (18,038)(5)
                                                                                        (12)(2)
                                                                                     (1,414)(1)      39,732

Machinery and equipment              183,000          13,786        (19,153)         12,072 (4)
                                                                                     (8,535)(5)
                                                                                        (20)(2)
                                                                                      1,380 (1)
                                                                                      2,685 (7)     185,215
- ----------------------------------------------------------------------------------------------------------------
                                   $ 244,642       $  15,157      $ (19,719)      $ (10,169)      $ 229,911
================================================================================================================

(1)  Inter-account transfers.
(2) Impact of change in foreign exchange rates on translation of foreign subsidiaries fixed asset balances.
(3) Reclassification to/from discontinued operations, which includes additions and retirements or sales of discontinued businesses in the current year.
(4)  Increases due to the acquisition of Greenpar.
(5)  Assets held for sale.
(6)  Impact of adoption of SFAS 109.
(7)  Other.

Ranges of Useful Lives                            Years

Land improvements                                 5-35
Building and building equipment                   3-40
Machinery and equipment                           3-12

M/A-COM, Inc. and Subsidiaries
Schedule VI - Accumulated Depreciation (in thousands)

Year Ended October 1, 1994
- ----------------------------------------------------------------------------------------------------------------
                                   Balance at                                                     Balance
                                   Beginning                      Retirements     Other           at End
                                   of Year         Additions      or Sales        Changes         of Year
- ----------------------------------------------------------------------------------------------------------------
Land and land improvements         $     322       $      23      $       -       $       -       $     345

Buildings and building equipment      16,056           1,679         (6,204)             10  (2)
                                                                                     10,015  (1)     21,556

Machinery and equipment              128,857          21,016         (7,607)            679  (2)
                                                                                    (10,015) (1)
                                                                                      3,653  (6)
                                                                                        245  (7)    136,828
- ----------------------------------------------------------------------------------------------------------------
                                   $ 145,235       $  22,718      $ (13,811)      $   4,587       $ 158,729
================================================================================================================
Year Ended October 2, 1993
- ----------------------------------------------------------------------------------------------------------------
                                   Balance at                                                     Balance
                                   Beginning                      Retirements     Other           at End
                                   of Year         Additions      or Sales        Changes         of Year
- ----------------------------------------------------------------------------------------------------------------
Land and land improvements         $     363       $      34      $       -       $     (79)(1)
                                                                                          4 (7)   $     322

Buildings and building equipment      17,275           2,439         (3,727)             91 (1)
                                                                                          3 (2)
                                                                                        (25)(7)      16,056

Machinery and equipment              119,415          20,007        (19,729)         12,027 (3)
                                                                                        205 (7)
                                                                                     (3,056)(2)
                                                                                        (12)(1)     128,857
- ----------------------------------------------------------------------------------------------------------------
                                   $ 137,053       $  22,480      $ (23,456)      $   9,158       $ 145,235
================================================================================================================

Year Ended October 3, 1992
- ----------------------------------------------------------------------------------------------------------------
                                   Balance at                                                     Balance
                                   Beginning                      Retirements     Other           at End
                                   of Year         Additions      or Sales        Changes         of Year
- ----------------------------------------------------------------------------------------------------------------
Land and land improvements         $     462       $      46      $       -       $    (321)(5)
                                                                                        176 (1)   $     363

Buildings and building equipment      20,281           2,527           (113)          2,372 (1)
                                                                                     (7,792)(5)      17,275

Machinery and equipment              111,267          21,834        (15,871)          9,765 (4)
                                                                                     (4,916)(5)
                                                                                        (31)(2)
                                                                                     (2,548)(1)
                                                                                        (85)(7)     119,415
- ----------------------------------------------------------------------------------------------------------------
                                   $ 132,010       $  24,407      $ (15,984)      $  (3,380)      $ 137,053
================================================================================================================

(1)  Inter-account transfers.
(2) Impact of change in foreign exchange rates on translation of foreign subsidiaries' accumulated depreciation balances.
(3) Reclassification to/from discontinued operations, which includes additions and retirements or sales of discontinued businesses in the current year.
(4)  Increases due to the acquisition of Greenpar.
(5)  Assets held for sale.
(6)  Impact of adoption of SFAS 109.
(7)  Other.


M/A-COM, Inc. and Subsidiaries
Schedule VIII - Valuation and Qualifying Accounts and Reserves
Accounts Receivable Allowances
- ----------------------------------------------------------------------------------------------
                                                   Change in
                                    Balance at     Reserve Charged                   Balance
                                    Beginning      (Credited)                        at End
(in thousands)                      of Period      to Income         Other           of Period
- ----------------------------------------------------------------------------------------------
Year ended October 1, 1994          $   2,112      $     (20)          -             $   2,092
Year ended October 2, 1993          $   1,593      $     519           -             $   2,112
Year ended October 3, 1992          $   2,404      $    (811)          -             $   1,593

M/A-COM, Inc. and Subsidiaries
Schedule IX - Short-Term Borrowings
                                                             Year Ended
- -------------------------------------------------------------------------------------------------
(in thousands)                      October 1, 1994        October 2, 1993        October 3, 1992
- -------------------------------------------------------------------------------------------------
Notes payable to banks
Balance at end of period            $   5,721              $   5,959              $   4,629
Weighted average interest rate           8.2 %                   7.7 %                  8.8 %
Maximum amount outstanding during
   the period (1)                   $  14,753              $  10,638              $  10,770
Average amount outstanding during
   the period (2)                   $  10,926              $   5,440              $   9,018
Weighted average interest rate
   during the period (3)                 7.5 %                   6.2 %                 10.1 %

(1) Based on month-end balances.
(2) Average of month-end balances.
(3) Calculated by dividing the actual short-term interest expense by the average amount outstanding during the period.


M/A-COM, Inc. and Subsidiaries
Schedule X - Supplementary Income Statement Information

Charged to Cost
and Expenses (1)                                          Year Ended
- -------------------------------------------------------------------------------------------
(in thousands)                      October 1, 1994     October 2, 1993     October 3, 1992
- -------------------------------------------------------------------------------------------
Maintenance and Repairs             $   6,250           $   6,796           $   7,020
Travel and Entertainment            $   5,773           $   6,230           $   6,241

(1) Amounts for other captions required by this schedule have been omitted since they are less than one percent of sales or disclosed elsewhere in the Consolidated Financial Statements. Amounts are for the Company's continuing operations only.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized, on December 23, 1994.

M/A-COM, Inc.


By:      PETER J. RICE
      ---------------------------
         Peter J. Rice
         Vice President,
         Chief Accounting Officer
         and Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature                    Title                          Date
- -----------------------------------------------------------------------------

THOMAS A. VANDERSLICE        Chairman of the Board,         December 23, 1994
- ---------------------        President, Chief Executive
Thomas A. Vanderslice        Officer and Director
                             (Principal Executive Officer)

LARRY L. MIHALCHIK           Senior Vice President, Chief   December 23, 1994
- ---------------------        Administrative Officer and
Larry L. Mihalchik           Chief Financial Officer
                             (Principal Financial Officer)

PETER J. RICE                Vice President, Chief          December 23, 1994
- ---------------------        Accounting Officer and Controller
Peter J. Rice                (Principal Accounting Officer)

          *                  Director
- ---------------------
Daniel J. Fink

          *                  Director
- ---------------------
George N. Hutton, Jr.

          *                  Director
- ---------------------
Robert E. La Blanc

          *                  Director
- ---------------------
Dr. James D. Meindl

          *                  Director
- ---------------------
E. James Morton

          *                  Director
- ---------------------
Raymond F. Pettit

          *                  Director
- ---------------------
Dr. William F. Pounds

          *                  Director
- ---------------------
Hon. Paul E. Tsongas


*By:  THOMAS A. VANDERSLICE                                 December 23, 1994
      ---------------------
      Thomas A. Vanderslice
      (Attorney-in-Fact)

EXECUTIVE OFFICERS

Thomas A. Vanderslice
Chairman of the Board, President
and Chief Executive Officer

Robert H. Glaudel
Senior Vice President, Human Resources

Larry Mihalchik
Senior Vice President, Chief
Administrative Officer and
Chief Financial Officer

Peter J. Rice
Vice President,
Chief Accounting Officer
and Controller

DIRECTORS

Thomas A. Vanderslice

Daniel J. Fink
President, D. J. Fink Associates, Inc.

George N. Hutton, Jr.
Private Investor

Robert E. La Blanc
President, Robert E. La Blanc Associates, Inc.

Dr. James D. Meindl
J.M. Pettit Chaired Professor, Microelectronics Research Center,
Georgia Institute of Technology

E. James Morton
Director and Former Chairman of the Board and Chief Executive Officer John Hancock Mutual Life Insurance Co.

Raymond F. Pettit
Retired, the Rockefeller Group

Dr. William F. Pounds
Professor of Management
Alfred P. Sloan School of Management
Massachusetts Institute of Technology

Paul E. Tsongas
Partner, Foley, Hoag & Eliot

                                EXHIBIT INDEX

Exhibit                          Description
Number

3.1          Amended and Restated Articles of Organization of
             M/A-COM, Inc., incorporated by reference to Exhibit
             3.1 to Annual Report for fiscal year ended September
             30, 1989 (File No. 1-4236).

3.2          By-laws, as amended through September 10, 1992, of
             M/A-COM, Inc., incorporated by reference to Exhibit
             3.2 to Annual Report for fiscal year ended October 3, 1992 (File No. 1-4236).

4.1          Amended and Restated Articles of Organization of
             M/A-COM, Inc., incorporated by reference to Exhibit
             3.1 to Annual Report for fiscal year ended September
             30, 1989 (File No. 1-4236).

4.2          By-laws, as amended through September 10, 1992, of
             M/A-COM, Inc., incorporated by reference to Exhibit
             3.2 to Annual Report for fiscal year ended October 3, 1992 (File No. 1-4236).

4.3 Indenture dated May 1, 1981 between M/A-COM, Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement No. 2-72072.

4.4 Rights Agreement between M/A-COM, Inc. and The First National Bank of Boston, as amended and restated as of May 16, 1990, incorporated by reference to Exhibit
             4.6 to Annual Report for fiscal year ended September 29, 1990 (File No. 1-4236).

10.1         Revolving Credit Agreement among M/A-COM, Inc. and
             The First National Bank of Boston, et al., dated as of March 15, 1994, incorporated by reference to Exhibit 10.1 to Quarterly Report for quarterly period ended April 2, 1994 (File No. 1-4236).

10.2 Unlimited Guaranty made by M/A-COM Government Products, Inc., M/A-COM Light Control Systems, Inc., M/A-COM Omni Spectra, Inc., M/A-COM PHI, Inc. and M/A-COM Puerto Rico, Inc. in favor of The First National Bank of Boston, et al., dated as of March 15, 1994, incorporated by reference to
             Exhibit 10.2 to Quarterly Report for quarterly period ended April 2, 1994 (File No. 1-4236).

10.3 Indenture dated May 1, 1981 between M/A-COM, Inc. and State Street Bank and Trust Company, incorporated by reference to Exhibit 4 to Amendment No. 1 to Registration Statement No. 2-72072.

10.4         Lease dated July 29, 1972 between Brixton Estate
             Limited and Microwave Associates Limited, incorporated by reference to Exhibit 10.43 to Registration Statement No. 2-70255.

10.5 Lease dated May 3, 1979 between Sevan Associates and Power Hybrids Incorporated, incorporated by reference to Exhibit 10.46 to Annual Report for fiscal year ended October 3, 1981 (File No. 1-4236).

10.6 Lease Contract made as of the 30th day of November, 1982 between Puerto Rico Industrial Development
             Authority and M/A-COM Puerto Rico, Inc., incorporated by reference to Exhibit 10.34 to Annual Report for fiscal year ended October 1, 1983 (File No. 1-4236), together with Supplement and Amendment to Lease Contract, dated November 4, 1987 between Puerto Rico Industrial Development Company and M/A-COM Puerto Rico, Inc., and a Second Supplement and Amendment to Lease Contract dated February 11, 1988, incorporated by reference to Exhibit
             10.34 to Annual Report for fiscal year ended October 1, 1988 (File No. 1-4236).

10.7 Indenture of Lease dated May 31, 1983 between Northwest Associates and M/A-COM, Inc. together with Lease Extension Agreement dated May 20, 1988, incorporated by reference to Exhibit 10.35 to Annual Report for fiscal year ended October 1, 1988 (File No. 1-4236).

10.8 Ground Lease dated as of May 15, 1984 between M/A-COM, Inc. and Lowell Investors Associates Limited Partnership, together with Realty Sublease and Sub-sublease Agreement dated as of May 15, 1984 between Lowell Real Estate Corporation and M/A-COM, Inc., and Deed of Improvements dated as of May 15, 1984 from M/A-COM, Inc. to Lowell Investors Associates Limited Partnership, incorporated by reference to Exhibit 10.46 to Annual Report for fiscal year ended September 29, 1984 (File No. 1-4236).

10.9 Lease dated September 1, 1984 between Barry Wright Corporation and M/A-COM Omni Spectra, Inc., incorporated by reference to Exhibit 10.31 to Annual Report for fiscal year ended September 28, 1985 (File No. 1-4236), together with Amendment to Lease dated September 24, 1990 between Bridge Street Realty Trust and M/A-COM Omni Spectra, Inc., incorporated by reference to Exhibit 10.39 to Annual Report for fiscal year ended September 29, 1990 (File No. 1-4236).

10.10        Lease dated November 19, 1985 between M/A-COM, Inc.
             and Raymond A. Carye and Barbara F. Carye as
             Trustees of First Altid Realty Trust, incorporated by reference to Exhibit 10.41 to Annual Report for fiscal year ended October 3, 1987 (File No. 1-4236), together with Amendment to Lease dated November 21, 1990 between M/A-COM, Inc. and Raymond
             A. Carye and Barbara F. Carye as Trustees of First Altid Realty Trust, incorporated by reference to
             Exhibit 10.41 to Annual Report for fiscal year ended September 29, 1990 (File No. 1-4236).

10.11 Lease dated July 20, 1986 between Milton Keynes Development Corporation and Microwave Associates Limited, incorporated by reference to Exhibit
             10.38 to Annual Report for fiscal year ended
             October 3, 1987 (File No. 1-4236).

10.12 Indenture of Lease dated November 24, 1980 between Philip Pagliazzo and Adams-Russell Co., Inc., incorporated by reference to Exhibit 10.47 to Annual Report for fiscal year ended September 30, 1989 (File No. 1-4236).

10.13 Equipment Sublease Agreement dated as of May 15, 1984 between Lowell Real Estate Corporation and M/A-COM, Inc., incorporated by reference to
             Exhibit 10.47 to Annual Report for fiscal year ended September 29, 1984 (File No. 1-4236).

10.14        Rights Agreement between M/A-COM, Inc. and
             The First National Bank of Boston, as amended and restated as of May 16, 1990, incorporated by reference to Exhibit 4.6 to Annual Report for fiscal year ended September 29, 1990 (File No. 1-4236).

10.15 Letter Agreement regarding Regulation S-K, Item 601(b)(4)(iii)(A) Agreement, dated December 15, 1988 from M/A-COM, Inc. to Securities and Exchange Commission, incorporated by reference to Exhibit
             10.49 to Annual Report for fiscal year ended
             October 1, 1988 (File No. 1-4236).

Management Contracts, Compensatory Plans and Arrangements

10.16 Form of Indemnification Agreement between M/A-COM, Inc. and directors and officers of M/A-COM, Inc., incorporated by reference to Exhibit 10.6 to Annual Report for fiscal year ended September 30, 1989 (File No. 1-4236), together with a schedule listing the names of the current directors and officers who have entered such Agreement and the dates thereof, filed herewith.

10.17        M/A-COM, Inc. Long Term Incentive Plan dated as of
             October 18, 1989, as amended on May 16,1990, incorporated by reference to Exhibit 10.11 to Annual Report for fiscal year ended September
             29, 1990 (File No. 1-4236), together with amendments adopted on May 7, 1991 and November 10, 1993, incorporated by reference to Exhibit 10.16 to Annual Report for fiscal year ended October 2, 1993 (File No. 1-4236).

10.18 M/A-COM, Inc. 1980 Stock Option and Performance Incentive Stock Option Plan (formerly entitled the "M/A-COM, Inc. 1980 Stock Option Plan") dated December 15, 1980, as amended and restated November 12, 1981, as amended as of January 1, 1987 and as amended and restated as of September 25, 1987, incorporated by reference to Exhibit 10.20 to Annual Report for fiscal year ended October 3, 1987 (File No. 1-4236).

10.19 M/A-COM, Inc. 1981 Stock Option and Performance Incentive Stock Option Plan (formerly entitled the "M/A-COM, Inc. 1981 Stock Option Plan") dated November 12, 1981, as amended as of January 1, 1987 and amended and restated as of September 25, 1987, incorporated by reference to Exhibit 10.21 to Annual Report for fiscal year ended October 3, 1987 (File No. 1-4236).

10.20 M/A-COM, Inc. 1983 Stock Option and Performance Incentive Stock Option Plan (formerly entitled the "M/A-COM, Inc. 1983 Stock Option Plan") dated November 17, 1983, as amended as of January 1, 1987 and amended and restated as of September
             25, 1987, incorporated by reference to Exhibit
             10.22 to Annual Report for fiscal year ended
             October 3, 1987 (File No. 1-4236).

10.21 Annual Executive Performance Incentive Plan (formerly entitled the "M/A-COM, Inc. Contingent Compensation Plan") dated January 15, 1952, as amended on December 21, 1953, September 22, 1955, November 21, 1974, November 18, 1976,
             October 13, 1977, November 18, 1980, December 15, 1980, November 12, 1981 and September 25, 1987, incorporated by reference to Exhibit
             10.26 to Annual Report for fiscal year ended
             October 3, 1987 (File No. 1-4236).

10.22 M/A-COM, Inc. Supplemental Executive Retirement Plan dated March 4, 1986 and Amendment No. 1 adopted May 6, 1987, incorporated by reference to Exhibit 10.27 to Annual Report for fiscal year ended October 3, 1987 (File No. 1-4236), together with Amendment No. 2 adopted August 19, 1988, incorporated by reference to Exhibit 10.22 to Annual Report for fiscal year ended October 1, 1988 (File No. 1-4236), and Amendment No. 3 adopted as of April 1, 1989, incorporated by reference to Exhibit 10.21 to Annual Report for fiscal year ended September 30, 1989 (File No. 1-4236).

10.23 M/A-COM, Inc. Long Term Executive Performance Incentive Plan (formerly entitled the "M/A-COM, Inc. Executive Stock Unit Plan") dated November 17, 1983, incorporated by reference to Exhibit 10.41 to Annual Report for fiscal year ended September 29, 1984 (File No. 1-4236).

10.24        Microwave Associates, Inc. Split-Dollar
             Insurance Plan, effective as of September 28, 1976, incorporated by reference to Exhibit
             10.21 to Annual Report for fiscal year ended
             September 29, 1990 (File No. 1-4236), together with Amendment to M/A-COM, Inc. Split Dollar Insurance Plan, effective as of November 18, 1985, incorporated by reference to Exhibit 10.24 to Annual Report for fiscal year ended September 30, 1989 (File No. 1-4236).

10.25        M/A-COM, Inc. Split Dollar Insurance Plan
             Agreement with Thomas A. Vanderslice, effective as of November 28, 1989, incorporated by reference to Exhibit 10.23 to Annual Report for fiscal year ended September 29, 1990 (File No. 1-4236).

10.26        M/A-COM, Inc. 1990 Restricted Treasury Stock
             Plan, effective as of September 19, 1990, incorporated by reference to Exhibit 10.17 to Annual Report for fiscal year ended September
             28, 1991 (File No. 1-4236).

10.27 Stock Option Plan and Agreement and Deferred Compensation Trust Agreement, all dated as of November 28, 1989, between M/A-COM, Inc. and Dr. Thomas A.
             Vanderslice, incorporated by reference to Exhibit
             10 to the registrant's Current Report on Form
             8-K dated December 15, 1989 (File No. 1-4236), together with Stock Option Plan and Agreement as corrected and restated as of September 11, 1991, incorporated by reference to Exhibit 10.18 to Annual Report for fiscal year ended
             September 28, 1991 (File No. 1-4236).

10.28 M/A-COM, Inc. Retirement Plan for Directors, effective as of October 18, 1989, as amended and restated as of May 7, 1991, incorporated by reference to Exhibit 10.19 to Annual Report for fiscal year ended September 28, 1991 (File No. 1-4236), together with amendments adopted on June 1, 1994, filed herewith.

10.29        Severance Agreement dated November 20, 1991 between
             M/A-COM, Inc. and Robert Glaudel, incorporated by reference to Exhibit 10.22 to Annual Report for fiscal year ended October 3, 1992 (File No. 1-4236).

10.30        M/A-COM, Inc. 1992 Supplemental Executive Retirement
             Plan dated April 1, 1992, incorporated by reference to
             Exhibit 10.30 to Annual Report for fiscal year ended
             October 2, 1993 (File No. 1-4236).

10.31 Form of Trust Agreement between M/A-COM, Inc. and Boston Harbor Trust Company, N.A., incorporated by reference to Exhibit 10.30 to Annual Report for fiscal year ended October 2, 1993 (File No. 1-4236), together with a schedule listing the beneficiaries of such Agreements, filed herewith.

10.32        Severance Agreement dated July 1, 1993 between M/A-COM,
             Inc. and J. Kermit Birchfield, Jr., incorporated by reference to Exhibit 10.32 to Annual Report for fiscal year ended October 2, 1993 (File No. 1-4236), together with Amendment to Severance Agreement dated as of October 31, 1994, filed herewith.

10.33        Severance Agreement dated September 1, 1993 between
             M/A-COM, Inc. and Larry L. Mihalchik, incorporated by reference to Exhibit 10.33 to Annual Report for fiscal year ended
             October 2, 1993 (File No. 1-4236).

10.34        Severance Agreement dated November 23, 1993 between
             M/A-COM, Inc. and Peter J. Rice, incorporated by reference to Exhibit 10.34 to Annual Report for fiscal year ended October 2, 1993 (File No. 1-4236).

10.35        Severance Agreement dated March 20, 1994 between M/A-COM, Inc.
             and Allan L. Rayfield, incorporated by reference to Quarterly Report for quarterly period ended April 2, 1994
             (File No. 1-4236).

10.36        Severance Agreement dated November 30, 1994 between
             M/A-COM, Inc. and Thomas A. Vanderslice, filed herewith.
- -------------------------

11           Calculation of Earnings Per Share.

21           Subsidiaries of M/A-COM, Inc.

23           Consent of Price Waterhouse LLP.

24           Power of Attorney.

27           Financial Data Schedule.