Form 10-Q
period 1994-12-31
MA COM INC
filed 1995-02-14
CIK 65771

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------

                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of February 6 1995, M/A-COM, Inc. had outstanding 26,176,437 shares of Common Stock, $1.00 par value (exclusive of 17,829,272 shares held in its treasury).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

M/A-COM, INC.
AND SUBSIDIARIES

The accompanying condensed consolidated financial statements include, in the opinion of management, all adjustments which are normal and recurring (with the exception of the cumulative effect of a change in accounting for income taxes) and necessary to a fair statement of the results for the interim periods presented. Neither the results for the current period nor comparison with the corresponding period of the preceding fiscal year should be considered indicative of the results which may be expected for the fiscal year ending September 30, 1995. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994.

We have engaged our independent accountants, Price Waterhouse LLP, to conduct a limited review of the condensed financial information included in this report for the quarter ended December 31, 1994. They have reported to us that such review, which does not constitute an audit, has been completed in accordance with standards established for such reviews by the American Institute of Certified Public Accountants. They proposed no adjustments or additional disclosure which they believed should be reflected in the financial information accompanying this report. Price Waterhouse LLP's report on their review is enclosed with this report.

M/A-COM, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
UNAUDITED
                                             First Quarter Ended
                                       -------------------------------
                                       December 31,       January 1,
                                          1994              1994
                                       -------------------------------
Net sales                               $81,609            $79,120
                                        -------            -------
Costs and expenses:
  Cost of sales                          59,230             51,720
  Company sponsored research
   and development                        4,259              4,710
  Selling, general and
   administrative expenses               20,573             19,471
  Interest expense                        2,256              2,255
  Interest income                          (144)              (136)
                                        -------            -------
                                         86,174             78,020
                                        -------            -------
Income (loss) before income taxes
  and cumulative effect                  (4,565)             1,100
Income tax provision                        500                330
                                        -------            -------
Income (loss) before cumulative effect   (5,065)               770

Cumulative effect of a change in
  accounting for income taxes                --              3,300
                                        -------            -------
Net income (loss)                       $(5,065)           $ 4,070
                                        =======            =======
Income (loss) per share:
  Income (loss) before
    cumulative effect                     $(.19)             $ .03
  Cumulative effect of
    accounting change                        --                .13
                                          -----              -----
Net income (loss) per share               $(.19)             $ .16
                                          =====              =====
Shares used in income (loss) per
  share calculation                      26,002             25,808
                                         ======             ======
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
                                                 ----------------------------
                                                 December 31,      October 1,
                                                    1994             1994
                                                 (Unaudited)
                                                 ----------------------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                      $   7,795         $   4,631
  Marketable securities                              1,250             1,250
  Accounts receivable, net                          60,528            70,001
  Unbilled revenue under customer contracts          2,338             1,926
  Inventories                                       61,144            60,827
  Other current assets                               9,677            10,842
                                                 ---------         ---------
    Total current assets                           142,732           149,477
                                                 ---------         ---------
Plant assets                                       265,562           262,218
Less - Accumulated depreciation                   (163,995)         (158,729)
                                                 ---------         ---------
                                                   101,567           103,489
                                                 ---------         ---------
Other assets                                        53,653            55,666
                                                 ---------         ---------
    Total Assets                                 $ 297,952         $ 308,632
                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Notes payable and current portion of
    long-term debt                               $   8,923         $   6,518
  Accounts payable-trade                            13,070            14,968
  Accrued liabilities and taxes                     66,865            74,088
                                                 ---------         ---------
    Total current liabilities                       88,858            95,574
                                                 ---------         ---------

Long-term debt                                      67,659            67,599
                                                 ---------         ---------
Other long-term liabilities                         24,500            24,119
                                                 ---------         ---------
Stockholders' equity:
  Paid-in-capital                                   49,374            48,714
  Retained earnings                                 67,561            72,626
                                                 ---------         ---------
    Total stockholders' equity                     116,935           121,340
                                                 ---------         ---------
Commitments and contingencies
    Total Liabilities and Stockholders' Equity   $ 297,952         $ 308,632
                                                 =========         =========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
UNAUDITED
                                                 First Quarter Ended
                                           -------------------------------
                                           December 31,       January 1,
                                              1994              1994
                                           -------------------------------
Cash provided by (used by) operating
  activities                               $  4,633           $ (6,988)
                                           --------           --------
Cash applied to investing activities:
  Additions to plant assets                  (4,120)            (3,980)
                                           --------           --------
Cash flows from financing activities:
  Proceeds from short-term borrowings        10,883              8,026
  Repayment of debt                          (8,294)              (193)
  Stock options exercised                        28                955
                                           --------           --------
Cash provided by financing
  activities                                  2,617              8,788
                                           --------           --------
Cash provided by (applied to)
  discontinued operations                        34             (2,197)
                                           --------           --------
Increase (decrease) in cash and cash
  equivalents                                 3,164             (4,377)

Cash and cash equivalents at
  beginning of period                         4,631             10,024
                                           --------           --------
Cash and cash equivalents at
  end of period                            $  7,795           $  5,647
                                           ========           ========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
- ----------------------------------------------------
(Unaudited except for October 1, 1994 amounts)


Note 1 - Restructuring Costs and Unusual Items

During the latter half of 1994, the Company's management became concerned about emerging operational trends impacting the Burlington semiconductor operation, which services highly competitive markets characterized by steep selling price reductions. In October 1994, the Company realigned its Burlington semiconductor operation into its Microelectronics Division and a new management team consisting of four experienced and proven Company managers was assigned to this operation. During the first quarter of fiscal 1995, lower sales volume, production inefficiencies related to management transition and the market characteristics discussed above, diminished this operation's ability to fully absorb fixed production costs and cover selling, general and administrative expenses, including an allocation of corporate expenses. As a consequence, this operation lost $4.9 million in the first quarter of 1995.

In the fourth quarter of 1994, the Company began implementation of a plan of involuntary employee terminations in an effort to reduce general and administrative expenses. In connection with this plan, the Company recorded a $2.5 million charge for expected termination benefits relating primarily to individuals functioning in a financial, general or administrative capacity. Additionally, at October 1, 1994, the Company had a $1.6 million reserve remaining from prior involuntary employee termination actions. During the first quarter of 1995, the Company reduced its workforce by 115 persons, resulting in charges of $1.0 million against the restructuring reserve for severance and related benefits.

In the fourth quarter of 1993, as a result of its decision to refocus the direction of its commercial business, the Company recorded a charge of $5.3 million for anticipated losses on technically complex development programs related to existing commercial contracts. In the first quarter of 1994, the Company reduced its orders and backlog to reflect the termination of one such technically complex contract. This termination resulted in a reduction in the anticipated losses related to this contract and the Company reversed $1.0 million of previously established reserves. This amount was recorded as a reduction to cost of sales.


Note 2 - Income Taxes

In the first quarter of 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), effective as of October 3, 1993. The cumulative effect of adopting SFAS 109 amounted to $3.3 million of income. This amount is reflected in the consolidated statement of operations for the first quarter of 1994 as the cumulative effect of a change in accounting principle. It primarily represents the reversal of deferred tax assets and liabilities resulting from the adoption of SFAS 109. The deferred tax assets and liabilities were established in connection with a previous acquisition and were recorded as reductions of the respective assets and liabilities.

The net current deferred tax asset of $6.6 million is included in other current assets and the net deferred tax liability of $11.5 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet at December 31, 1994.

The Company has not provided deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested for an indefinite period of time.


Note 3 - Common Stock Transactions and Debt

The Company has a $30.0 million revolving credit agreement which expires on August 30, 1995. The maximum borrowings are restricted based on the amount of the Company's domestic accounts receivable. The agreement contains certain restrictive covenants including, but not limited to, minimum levels of profitability and liquidity and restrictions related to indebtedness, cash flow and capital expenditures. The agreement also contains restrictions with respect to acquisitions and the repurchase of the Company's public debt. Due to the loss incurred during the first quarter of 1995, the Company was in non-compliance of its covenants with respect to a minimum level of profitability and of cash flow. Subsequent to the end of the first quarter, the Company has obtained a waiver of compliance for these covenants and is discussing modifications to its revolving credit agreement. As of December 31, 1994 and through February 14, 1995, there were no outstanding borrowings under this agreement. The Company's borrowing availability under this agreement was $20.3 million.

The Company's foreign subsidiaries have lines of credit available to fund local working capital requirements. These lines of credit provide for borrowings aggregating approximately $16.7 million. During the first quarter of 1995, the Company increased its borrowings by a net of approximately $2.7 million under its foreign lines of credit. As of December 31, 1994, total borrowings under the foreign lines of credit aggregated approximately $8.4 million.

In the first quarter of 1994, the Company repaid $2.6 million of an Industrial Revenue Bond ("IRB") associated with a previously discontinued operation.

In the first quarters of 1995 and 1994, the Company contributed a total of 142,000 and 118,000 shares of common stock, respectively, to match employee contributions to the Company's defined contribution retirement plan.

Note 4 - Inventories

Inventories are summarized as follows (in thousands):

                        December 31,            October 1,
                           1994                   1994
                        ----------------------------------
Raw materials            $22,623                $21,762

Work in process           25,035                 27,964

Finished goods            13,486                 11,101
                         -------                -------
                         $61,144                $60,827
                         =======                =======


Note 5 - Computation of Income (Loss) per Share

The shares used in the computation of income (loss) per share were as follows (in thousands):

                                          First Quarter Ended
                                     ------------------------------
                                     December 31,        January 1,
                                        1994               1994
                                     ------------------------------
Weighted average shares
  outstanding during period           26,002              25,357
Add: Incremental shares to reflect
  dilutive effect of stock option
  and deferred compensation plans         --                 451
                                      ------              ------
                                      26,002              25,808
                                      ======              ======

The shares used in the computation of income (loss) per share in the first quarter of 1995, do not include the incremental shares to reflect the dilutive effect of stock options and deferred compensation plans as the effect would be anti-dilutive. Fully diluted earnings per share have not been presented as the effect would be anti-dilutive in the first quarter of 1995 and would not be dilutive in the first quarter of 1994.

M/A-COM, INC.
AND SUBSIDIARIES

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company reported a net loss of $5.1 million, or $.19 per share, for the first quarter of 1995 in comparison with net income of $.8 million or $.03 per share in the first quarter of 1994 (prior to the cumulative effect of an accounting change).

During the latter half of 1994, the Company's management became concerned about emerging operational trends impacting the Burlington semiconductor operation, which services highly competitive markets characterized by steep selling price reductions. In October 1994, the Company realigned its Burlington semiconductor operation into its Microelectronics Division and a new management team consisting of four experienced and proven Company managers was assigned to this operation. During the first quarter of fiscal 1995, lower sales volume, production inefficiencies related to management transition and the market characteristics discussed above, diminished this operation's ability to fully absorb fixed production costs and cover selling, general and administrative expenses, including an allocation of corporate expenses. As a consequence, this operation lost $4.9 million in the first quarter of 1995.

New orders increased by $22.3 million in the first quarter of 1995 in comparison with the first quarter of 1994. The increase in new orders is attributable to a $21.1 million increase in commercial orders and a $6.4 million increase in non-defense United States government and foreign government orders, partially offset by a $5.2 million decrease in United States defense related orders. The increase in commercial orders is due primarily to the demand for products with applications in the wireless communications market such as cellular portable telephones, cellular infrastructure and wireless data systems. Commercial orders represented more than 60% of all new orders in the first quarter of 1995. Commercial orders for the first quarter of 1994 include a reduction of $3.9 million related to the termination of a technically complex development program. The increase in non-defense United States government and foreign government orders is primarily the result of increased programs awarded by non-defense United States government agencies and increased orders received from foreign ministries of defense, mainly in the United Kingdom. The decrease in United States defense-related orders is mainly attributable to the timing of program awards in this market.

The Company's restructuring reserve balances and activity for the first quarter of 1995 were as follows (in millions):


                                                   Facilites                        Leases
                                 Severance and     and           Carrying and       and Other
                                 Personnel         Equipment     Closure Costs      Restructuring
                                 Related           Writedown     of Buildings       Costs            Total
                                 -----------------------------------------------------------------------------
Balance at October 1, 1994       $  4.0            $   --        $  1.9             $   .4           $  6.3
Additions                            --                .2            .1                 --               .3
Charges                            (1.0)              (.2)          (.2)                --             (1.4)
                                 -----------------------------------------------------------------------------
Balance at December 31, 1994        3.0                --           1.8                 .4              5.2
                                 =============================================================================

In the fourth quarter of 1994, the Company began implementation of a plan of involuntary employee terminations in an effort to reduce general and administrative expenses. In connection with this plan, the Company recorded a $2.5 million charge for expected termination benefits relating primarily to individuals functioning in a financial, general or administrative capacity. Additionally, at October 1, 1994, the Company had a $1.6 million reserve remaining from prior involuntary employee termination actions. During the first quarter of 1995, the Company reduced its workforce by 115 persons, resulting in charges of $1.0 million against the restructuring reserve for severance and related benefits. At December 31, 1994, the remaining balance in the restructuring reserve of $5.2 million is considered adequate to complete the actions contemplated by the Company. The Company expects to complete the remaining severance actions by the end of 1995 and anticipates disposing of the facilities held for sale over the next eighteen to twenty-four months.


Results of Continuing Operations

Net sales for the first quarter of 1995 were $81.6 million, an increase of $2.5 million in comparison with the first quarter of 1994. The increase is primarily attributable to a $5.4 million increase in sales to commercial customers partially offset by a $1.2 million decrease in U.S. Department of Defense related sales and a $1.7 million decrease in sales to non-defense U.S. government agencies and foreign governments.

The changing sales mix is the result of the Company's strategy of developing products for the commercial marketplace specifically with application in the wireless communication and automotive sensor markets. These markets offer increasing opportunities for the Company's products and have resulted in the Company's success in becoming a key supplier of technology and products to industry leaders in the commercial marketplace. In the first quarter of 1995, sales of commercial products have increased by 14% in comparison with the first quarter of 1994.

The Company's gross margin, as a percent of sales, decreased from 34.6% in the first quarter of 1994 to 27.4% in the first quarter of 1995. The decrease is primarily attributable to lower average selling prices in certain of the Company's semiconductor products and underabsorbed fixed production costs in the semiconductor operation resulting in a decrease of 6.2% in gross margin. Additionally, lower sales volume for power hybrid and connector products resulted in a 2.2% decline in gross margin which was partially offset by improved productivity in the Company's Microelectronics Division.

Company sponsored research and development decreased by $.5 million in the first quarter of 1995 in comparison with the first quarter of 1994. The Company also incurred $2.5 million and $2.3 million of costs, included in cost of sales, on customer sponsored research and development contracts ($.2 million and $.3 million, respectively, of which was not recoverable under fixed price engineering contracts) in the first quarter of 1995 and 1994, respectively. The decrease in Company sponsored research and development is mainly attributable to a reallocation of engineers from Company sponsored research and development to customer funded projects such as Title III of the Defense Production Act to support world class GaAs production capabilities and the U.S. Government's Technology Reinvestment Program for the development of dual use technology with applications for wireless communication and automotive sensor products.

Selling, general and administrative expenses increased by $1.1 million in the first quarter of 1995 compared with the first quarter of 1994. The increase is mainly attributable to a $.5 million increase for bad debt reserves and a $.3 million provision for a loss and disposal costs relating to the sale of a previously abandoned facility.

Net interest expense remained comparable between the first quarters of 1995 and 1994 as lower amounts borrowed during the first quarter of 1995 were offset by increases in interest rates.

The Company's tax provision is attributable to provisions for its profitable foreign operations. Due to the Company's net operating loss carryforwards, no benefit has been attributed to losses generated by its domestic operations.

Liquidity and Capital Resources

The Company's cash and marketable security position at December 31, 1994 was $9.0 million in comparison with $5.9 million at October 1, 1994. The Company's operating activities generated $4.6 million during the first quarter of 1995. The Company also expended $4.1 million for additions to plant assets. During the quarter, the Company borrowed in the aggregate from time to time and repaid $8.0 million under its revolving credit agreement, increased the amount of borrowing by its foreign subsidiaries by a net of approximately $2.7 million and repaid $.2 million of current maturities on its long-term debt.

The Company has a $30.0 million revolving credit agreement which expires on August 30, 1995. The maximum borrowings are restricted based on the amount of the Company's domestic accounts receivable. The agreement contains certain restrictive covenants including, but not limited to, minimum levels of profitability and liquidity and restrictions related to indebtedness, cash flow and capital expenditures. The agreement also contains restrictions with respect to acquisitions and the repurchase of the Company's public debt. Due to the loss incurred during the first quarter of 1995, the Company was in non-compliance of its covenants with respect to a minimum level of profitability and of cash flow. Subsequent to the end of the first quarter, the Company has obtained a waiver of compliance for these covenants and is discussing modifications to its revolving credit agreement. As of December 31, 1994 and through February 14, 1995, there were no outstanding borrowings under this agreement. The Company's borrowing availability under this agreement was $20.3 million.

The Company's accounts receivable balance decreased by $9.5 million as of December 31, 1994 in comparison with October 1, 1994. The decrease is attributable to a sales decrease of $11.8 million in the first quarter of 1995 compared with the fourth quarter of 1994. The collection period for outstanding accounts receivable has remained comparable between the fourth quarter of 1994 and the first quarter of 1995.

The Company's inventory balance at December 31, 1994 was comparable to the inventory balance at October 1, 1994. The Company has increased its inventories of standard products. Increases in standard product inventory balances were offset by decreases of semiconductor inventory balances.

The Company believes that its existing cash balances, funds to be generated by future operating activities and available borrowing capacity are sufficient to finance operating requirements, to provide for ongoing capital and research and development requirements and to take advantage of investment opportunities.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits:                                 Method of Filing
                                                       ----------------
     Exhibit 11    Statement Re: Computation of Per    Incorporated from
                   Share Earnings.                     Note 5 to Condensed
                                                       Consolidated
                                                       Financial Statements.

     Exhibit 15    Letter Re: Unaudited Interim        Filed herewith.
                   Financial Information.

     Exhibit 27    Financial Data Schedule             Filed herewith.

(b)  Reports on Form 8-K

No report on Form 8-K has been filed during the quarter ended December 31, 1994.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on February 14, 1995.

M/A-COM, Inc.


By:     PETER J. RICE
- --------------------------------
        Peter J. Rice
        Vice President,
        Chief Accounting Officer
        and Controller

February 7, 1995


To the Board of Directors and
Stockholders of M/A-COM, Inc.

We have reviewed the condensed consolidated balance sheet of M/A-COM, Inc. and its consolidated subsidiaries as of December 31, 1994 and January 1, 1994 (not presented herein) and the related consolidated statement of operations and the condensed consolidated statement of cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial information for it to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of October 1, 1994, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein), and in our report dated November 15, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 1, 1994, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PRICE WATERHOUSE LLP