Form 10-Q
period 1995-04-01
MA COM INC
filed 1995-05-12
CIK 65771

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------

                                  FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

As of May 8, 1995, M/A-COM, Inc. had outstanding 26,688,711 shares of Common Stock, $1.00 par value (exclusive of 17,316,998 shares held in its treasury).

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

M/A-COM, INC.
AND SUBSIDIARIES

The accompanying condensed consolidated financial statements include, in the opinion of management, all adjustments which are normal and recurring (with the exception of the cumulative effect of a change in accounting for income taxes in 1994) and necessary to a fair statement of the results for the interim periods presented. Neither the results for the current period nor comparison with the corresponding period of the preceding fiscal year should be considered indicative of the results which may be expected for the fiscal year ending September 30, 1995. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1994.

We have engaged our independent accountants, Price Waterhouse LLP, to conduct a limited review of the condensed financial information included in this report for the quarter ended April 1, 1995. They have reported to us that such review, which does not constitute an audit, has been completed in accordance with standards established for such reviews by the American Institute of Certified Public Accountants. They proposed no adjustments or additional disclosure which they believed should be reflected in the financial information accompanying this report. Price Waterhouse LLP's report on their review is enclosed with this report.

M/A-COM, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
UNAUDITED
                                             Three Months Ended                               Six Months Ended
                                       -------------------------------                -------------------------------
                                        April 1,           April 2,                    April 1,           April 2,
                                         1995               1994                        1995               1994
                                       -------------------------------                -------------------------------
Net sales                               $ 92,969           $ 83,851                    $174,578            $162,971
                                        --------           --------                    --------            --------
Costs and expenses:
  Cost of sales                           62,141             54,646                     121,371             106,366
  Company sponsored research
   and development                         4,162              5,959                       8,421              10,669
  Selling, general and
   administrative expenses                23,566             20,087                      44,139              39,558
  Interest expense                         2,307              2,334                       4,563               4,589
  Interest income                           (195)              (129)                       (339)               (265)
                                        --------           --------                    --------            --------
                                          91,981             82,897                     178,155             160,917
                                        --------           --------                    --------            --------
Income (loss) before income taxes
  and cumulative effect                      988                954                      (3,577)              2,054
Income tax provision                         477                482                         977                 812
                                        --------           --------                    --------            --------
Income (loss) before cumulative effect       511                472                      (4,554)              1,242

Cumulative effect of a change in
  accounting for income taxes                 --                 --                          --               3,300
                                        --------           --------                    --------            --------
Net income (loss)                       $    511           $    472                    $ (4,554)           $  4,542
                                        ========           ========                    ========            ========
Income (loss) per share:
  Income (loss) before
    cumulative effect                      $ .02              $ .02                       $(.17)              $ .05
  Cumulative effect of
    accounting change                         --                 --                          --                 .13
                                           -----              -----                       -----               -----
Net income (loss) per share                $ .02              $ .02                       $(.17)              $ .18
                                           =====              =====                       =====               =====
Shares used in income (loss) per
  share calculation                       26,845             25,946                      26,139              25,877
                                          ======             ======                      ======              ======
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)
                                                 ----------------------------
                                                   April 1,        October 1,
                                                    1995             1994
                                                 (Unaudited)
                                                 ----------------------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                      $   7,061         $   4,631
  Marketable securities                                 --             1,250
  Accounts receivable, net                          69,398            70,001
  Unbilled revenue under customer contracts          2,878             1,926
  Inventories                                       63,233            60,827
  Other current assets                              10,951            10,842
                                                 ---------         ---------
    Total current assets                           153,521           149,477
                                                 ---------         ---------
Plant assets                                       270,152           262,218
Less - Accumulated depreciation                   (169,702)         (158,729)
                                                 ---------         ---------
                                                   100,450           103,489
                                                 ---------         ---------
Other assets                                        52,140            55,666
                                                 ---------         ---------
    Total Assets                                 $ 306,111         $ 308,632
                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Notes payable and current portion of
    long-term debt                               $  10,676         $   6,518
  Accounts payable-trade                            14,529            14,968
  Accrued liabilities and taxes                     70,618            74,088
                                                 ---------         ---------
    Total current liabilities                       95,823            95,574
                                                 ---------         ---------

Long-term debt                                      67,217            67,599
                                                 ---------         ---------
Other long-term liabilities                         23,097            24,119
                                                 ---------         ---------
Stockholders' equity:
  Paid-in-capital                                   51,943            48,714
  Retained earnings                                 68,031            72,626
                                                 ---------         ---------
    Total stockholders' equity                     119,974           121,340
                                                 ---------         ---------
Commitments and contingencies
    Total Liabilities and Stockholders' Equity   $ 306,111         $ 308,632
                                                 =========         =========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
UNAUDITED
                                                     Six Months Ended
                                             -------------------------------
                                              April 1,          April 2,
                                               1995              1994
                                             -------------------------------
Cash provided by continuing operating
  activities                                 $  5,712           $    272
                                             --------           --------
Cash flows from investing activities:
  Additions to plant assets                    (8,301)            (7,648)
  Sale of marketable securities                 1,250                 --
                                             --------           --------
Cash applied to investing activities           (7,051)            (7,648)
                                             --------           --------
Cash flows from financing activities:
  Net proceeds from short-term borrowings      15,196              3,193
  Repayment of debt                           (11,746)              (385)
  Stock options exercised                         437              1,047
  Other                                           (41)                --
                                             --------           --------
Cash provided by financing activities           3,846              3,855
                                             --------           --------
Cash applied to discontinued operations           (77)            (2,380)
                                             --------           --------
Increase (decrease) in cash and cash
  equivalents                                   2,430             (5,901)

Cash and cash equivalents at
  beginning of period                           4,631             10,024
                                             --------           --------
Cash and cash equivalents at
  end of period                              $  7,061           $  4,123
                                             ========           ========
See accompanying notes.

M/A-COM, INC.
AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
- ----------------------------------------------------
(Unaudited except for October 1, 1994 amounts)


Note 1 - Changes in the Business

On March 10, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AMP Incorporated ("AMP") and AMP Merger Corp. ("Merger Sub"), a wholly owned subsidiary of AMP. AMP is a leading producer of electrical and electronic connection devices. Merger Sub was incorporated in February 1995 for purposes of the Merger (as hereinafer defined) and engages in no other business. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company and the Company will survive such merger (the "Merger") as a wholly owned subsidiary of AMP. In connection with the Merger, holders of outstanding shares of the Company's common stock will receive .28 of one share of common stock of AMP for each share of the Company's common stock. The Merger Agreement will be considered and voted upon at a special meeting of the stockholders of the Company (the "Special Meeting"), which is expected to take place in June 1995. The consummation of the Merger is conditioned upon the holders of at least two-thirds of the issued and outstanding shares of the Company's common stock entitled to vote at the Special Meeting voting to approve and adopt the Merger Agreement. In addition, the closing of the transaction is subject to certain other terms and conditions contained in the Merger Agreement.


Note 2 - Restructuring Costs and Unusual Items

During the second quarter of 1995, the Company sold a previously vacated facility in Merrimack, New Hampshire for approximately $1.3 million in cash. The Company had previously written this facility down to its net realizable value and, therefore, no gain or loss was recorded during the second quarter.

In the fourth quarter of 1994, the Company began implementation of a plan of involuntary employee terminations in an effort to reduce general and administrative expenses. In connection with this plan, the Company recorded a $2.5 million charge for expected termination benefits relating primarily to individuals functioning in a financial, general or administrative capacity. Additionally, at October 1, 1994, the Company had a $1.6 million reserve remaining from prior involuntary employee termination actions. During the first six months of 1995, the Company reduced its workforce by 145 persons, resulting in charges of $1.7 million, of which $.7 million was incurred during the second quarter, against the reserve for severance and related benefits.

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

In the fourth quarter of 1993, as a result of its decision to refocus the direction of its commercial business, the Company recorded a charge of $5.3 million for anticipated losses on technically complex development programs related to existing commercial contracts. In the first quarter of 1994, the Company reduced its orders and backlog to reflect an agreement to terminate a technically complex contract. This agreement resulted in a reduction in the anticipated losses related to this contract and the Company reversed $1.0 million of previously established reserves. During the second quarter of 1994, the Company formalized the termination of this contract without any further obligations or contingencies. Accordingly, the Company charged approximately $.7 million in unusable inventory related to this contract against the reserve and reversed the remaining reserve of $.9 million related to this contract. These amounts were recorded as reductions to cost of sales in the respective quarters.


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

The net current deferred tax asset of $6.6 million is included in other current assets and the net deferred tax liability of $11.5 million is included in other long-term liabilities in the accompanying condensed consolidated balance sheet at April 1, 1995.

The Company has not provided deferred taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested for an indefinite period of time.


Note 4 - Common Stock Transactions and Debt

The Company has a $30.0 million revolving credit agreement (the "Agreement") which expires on August 30, 1995. The maximum borrowings are restricted based on the amount of the Company's domestic accounts receivable. The agreement contains certain restrictive covenants including, but not limited to, minimum levels of profitability and liquidity and restrictions related to indebtedness, cash flow and capital expenditures. The Agreement also contains restrictions with respect to acquisitions and the repurchase of the Company's public debt. As of the end of the second quarter, the Company was not in compliance with its covenant with respect to a minimum level of cash flow (the "Cash Flow Covenant"). The Agreement also contains an event of default if any person or persons, as defined by Section 13 or 14 of the Securities Exchange Act of 1934, acquires 50% or more of the outstanding common stock of the Company. On March 23, 1995, in anticipation of non-compliance with the Cash Flow Covenant, the Company obtained a waiver of compliance for the second quarter of 1995. Additionally, the Agreement was amended at that time. The amendment contains, among other things, an event of default if the Merger Agreement with AMP (see Note 1 to the Condensed

Consolidated Financial Statements) is terminated or the Merger contemplated thereby shall not have occurred on or before July 31, 1995. As of April 1, 1995, the Company had outstanding borrowings under the Agreement of $2.0 million and the Company's borrowing availability under the Agreement was $24.2 million.

The Company's foreign subsidiaries have lines of credit available to fund local working capital requirements. These lines of credit provide for borrowings aggregating approximately $18.1 million. During the first six months of 1995, borrowings increased by a net of approximately $2.2 million under foreign lines of credit. As of April 1, 1995, total borrowings under the foreign lines of credit aggregated approximately $8.2 million.

In the first quarter of 1994, the Company repaid $2.6 million of an Industrial Revenue Bond ("IRB") associated with a previously discontinued operation.

In the three month and six month periods ended April 1, 1995, the Company contributed a total of 130,000 and 272,000 shares of common stock, respectively, to match employee contributions to the Company's defined contribution retirement plan.


Note 5 - Inventories

Inventories are summarized as follows (in thousands):

                          April 1,              October 1,
                           1995                   1994
                        ----------------------------------
Raw materials            $24,346                $21,762

Work in process           26,006                 27,964

Finished goods            12,881                 11,101
                         -------                -------
                         $63,233                $60,827
                         =======                =======

Note 6 - Computation of Income (Loss) per Share

The shares used in the computation of income (loss) per share were as follows (in thousands):

                                           Three Months Ended                             Six Months Ended
                                     ------------------------------                ------------------------------
                                      April 1,            April 2,                  April 1,            April 2,
                                       1995                1994                      1995                1994
                                     ------------------------------                ------------------------------
Weighted average shares
  outstanding during period           26,276              25,563                    26,139              25,460
Add: Incremental shares to reflect
  dilutive effect of stock option
  and deferred compensation plans        569                 383                        --                 417
                                      ------              ------                    ------              ------
                                      26,845              25,946                    26,139              25,877
                                      ======              ======                    ======              ======

The shares used in the computation of income (loss) per share in the six month period ending April 1, 1995 do not include the incremental shares to reflect the dilutive effect of stock options and deferred compensation plans as the effect would be anti-dilutive. Fully diluted earnings per share have not been presented as they would not reflect dilution for any other period presented.

M/A-COM, INC.
AND SUBSIDIARIES

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On March 10, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with AMP Incorporated ("AMP") and AMP Merger Corp. ("Merger Sub"), a wholly owned subsidiary of AMP. AMP is a leading producer of electrical and electronic connection devices. Merger Sub was incorporated in February 1995 for purposes of the Merger (as hereinafer defined) and engages in no other business. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company and the Company will survive such merger (the "Merger") as a wholly owned subsidiary of AMP. In connection with the Merger, holders of outstanding shares of the Company's common stock will receive .28 of one share of common stock of AMP for each share of the Company's common stock. The Merger Agreement will be considered and voted upon at a special meeting of the stockholders of the Company (the "Special Meeting"), which is expected to take place in June 1995. The consummation of the Merger is conditioned upon the holders of at least two-thirds of the issued and outstanding shares of the Company's common stock entitled to vote at the Special Meeting voting to approve and adopt the Merger Agreement. In addition, the closing of the transaction is subject to certain other terms and conditions contained in the Merger Agreement.

During the second quarter of 1995, the Company reported net income of $.5 million, or $.02 per share in comparison with $.5 million, or $.02 per share in the second quarter of 1994.

New orders for the second quarter of 1995 increased to $102.2 million from $80.6 million in the same period of 1994. The increase is attributable to a $27.9 million increase in commercial orders and a $3.2 million increase in orders from non-defense U.S. government agencies and foreign governments. These increases were partially offset by a $9.5 million decrease in U.S. defense related orders. The increase in commercial orders is due primarily to the demand for products with applications in the wireless communications markets such as cellular portable telephones, cellular infrastructure and wireless data systems. Commercial orders represent 61% of all new orders in the second quarter of 1995. Commercial orders for the second quarter of 1994 included the reversal of $6.9 million attributable to the cancellation of an order for products ultimately intended for the commercial aircraft industry. The increase in non-defense U.S. government agencies and foreign government orders is primarily attributable to the timing of awards from non-defense U.S. government agencies. The decrease in U.S. defense related orders is due to a non-recurring $7.6 million order awarded to the Company in the second quarter of 1994 under Title III of the Defense Production Act and the timing of program awards in this market.

New orders for the first six months of 1995 were $189.5 million, an increase of $43.9 million in comparison with the first six months of 1994. The increase in orders is attributable to a $49.0 million increase in commercial orders and a $9.6 million increase in non-defense U.S. government agencies and foreign government orders. These increases were partially offset by a $14.7 million decrease in U.S. defense related orders. Commercial orders in

1994 reflect a $3.9 million reduction relating to the termination of a technically complex development contract during the first quarter of 1994 (see Note 2 to the Condensed Consolidated Financial Statements) and the factors previously discussed.

The Company's restructuring reserve balances and activity for the six months ended April 1, 1995 were as follows (in millions):

                                                   Facilities                       Leases
                                 Severance and     and           Carrying and       and Other
                                 Personnel         Equipment     Closure Costs      Restructuring
                                 Related           Writedown     of Buildings       Costs            Total
                                 -----------------------------------------------------------------------------
Balance at October 1, 1994       $  4.0            $   --        $  1.9             $   .4           $  6.3
Additions                            --                .2            .1                 --               .3
Charges                            (1.7)              (.2)          (.6)               (.2)            (2.7)
                                 -----------------------------------------------------------------------------
Balance at April 1, 1995         $  2.3            $   --        $  1.4             $   .2           $  3.9
                                 =============================================================================

In the fourth quarter of 1994, the Company began implementation of a plan of involuntary employee terminations in an effort to reduce general and administrative expenses. In connection with this plan, the Company recorded a $2.5 million charge for expected termination benefits relating primarily to individuals functioning in a financial, general or administrative capacity. Additionally, at October 1, 1994, the Company had a $1.6 million reserve remaining from prior involuntary employee termination actions. During the first six months of 1995, the Company reduced its workforce by 145 persons under this plan, incurring charges of $1.7 million, of which $.7 million was incurred during the second quarter, against the restructuring reserve for severance and related benefits. At April 1, 1995, the remaining balance in the reserve of $3.9 million is considered adequate to complete the actions contemplated by the Company. The Company expects to complete the remaining severance actions by the end of 1995 and anticipates disposing of the facilities held for sale over the next fifteen to twenty-one months.

Results of Continuing Operations

Net sales for the second quarter of 1995 were $93.0 million, an increase of $9.1 million in comparison with the second quarter of 1994. The increase is primarily attributable to an $11.2 million increase in sales to commercial customers partially offset by a $1.6 million decrease in sales to non-defense U.S. government agencies and foreign governments and a $.5 million decrease in U.S. defense related sales.

Sales for the first six months of 1995 increased to $174.6 million from $163.0 million in the first six months of 1994. A $16.7 million increase in sales to commercial customers was partially offset by a $1.8 million decrease in U.S. defense related sales and a $3.3 million decrease in sales to non-defense U.S. government agencies and foreign governments.

The changing sales mix is the result of the Company's strategy of developing products for the commercial marketplace specifically with application in the wireless communications and automotive sensor markets. These markets offer increasing opportunities for the Company's products and have resulted in the Company's success in becoming a key supplier of technology and products to industry leaders in the commercial marketplace. In the first six months of 1995, sales of commercial products have increased by 21% in comparison with the first six months of 1994.

The Company's gross margin, as a percent of sales, decreased to 33.2% in the second quarter of 1995 from 34.8% in the second quarter of 1994. The decrease can be attributed to increased production costs and decreased volume in the Company's semiconductor and connector operations of 6.4%. Also, as previously discussed (see Note 2 to the Condensed Consolidated Financial Statements), the results for the second quarter of 1994 reflect the reversal of a reserve related to a contract termination which increased gross margin by 1.1% during that quarter. These factors were partially offset by improved margins on integrated circuit products of 3.9% and increased volume within the Company's Microelectronics Division resulting in margin growth of 2.1%.

Gross margin for the first six months of 1995 decreased to 30.5% from 34.7% for the first six months of 1994. The decrease is primarily attributable to lower average selling prices in certain of the Company's semiconductor products and under-absorbed fixed production costs in the semiconductor operation resulting in a decrease of 4.3%. Additionally, volume decreases and increased production costs in the connector product operation further reduced gross margin by 1.8%. As previously discussed (see Note 2 to the Condensed Consolidated Financial Statements and above), the results for the six months ended April 2, 1994 reflect the reversal of a reserve related to a contract termination which increased gross margin by 1.1% during that period. These decreases were partially offset by increased sales volume resulting in margin growth of .8% and improved margins for integrated circuit products of 2.7% in the Company's Microelectronics Division.

Company-sponsored research and development decreased by $1.8 million and $2.2 million in the three and six month periods ended April 1, 1995 in comparison with the same periods of 1994. Decreases in company-sponsored research and development are attributable to a shift of engineering resources to production in support of increased volume. The Company also incurred $2.5 million and $5.1 million of costs, included in cost of sales, on customer-sponsored research and development (a total of $.2 million of which was not recoverable under fixed price engineering contracts) for the three and six month periods ended April 1, 1995. These amounts were comparable to the same period of 1994.

Selling, general and administrative expenses ("SG&A") increased by $3.5 million in the second quarter of 1995 compared with the same period of 1994. The increase is attributable to several factors including increased sales commissions resulting from sharply higher orders and sales levels, one time sales expenses associated with a particular international customer, a general increase in compensation and benefit costs for existing employees, mainly in the growing Microelectronics Division, and additional provisions for bad debt expense.

SG&A increased by $4.6 million for the first six months of 1995 in comparison with the first six months of 1994. The increase is attributable to a $.5 million increase for bad debt reserve and a $.3 million provision for a loss and disposal costs relating to the sale of a previously abandoned facility as well as the factors noted above.

Net interest expense for the three and six month periods ended April 1, 1995 remained comparable with the same periods of 1994 as lower borrowings in 1995 were offset by increases in interest rates.

The Company's tax provision is attributable to provisions for its profitable foreign operations. Due to the Company's net operating loss carryforwards, no benefit has been attributed to losses generated by its domestic operations.

Liquidity and Capital Resources

The Company's cash and marketable security position at April 1, 1995 was $7.1 million in comparison with $5.9 million at October 1, 1994. The Company's operating activities generated $5.7 million during the first six months of 1995. The Company also expended $8.3 million for additions to plant assets. During the first six months of 1995, from time to time, the Company borrowed $13.0 million in the aggregate and repaid $11.0 million under its revolving credit agreement, increased the amount of borrowing by its foreign subsidiaries by a net of approximately $2.2 million and repaid $.7 million of its long-term debt.

The Company has a $30.0 million revolving credit agreement (the "Agreement") which expires on August 30, 1995. The maximum borrowings are restricted based on the amount of the Company's domestic accounts receivable. The agreement contains certain restrictive covenants including, but not limited to, minimum levels of profitability and liquidity and restrictions related to indebtedness, cash flow and capital expenditures. The Agreement also contains restrictions with respect to acquisitions and the repurchase of the Company's public debt. As of the end of the second quarter, the Company was not in compliance with its covenant with respect to a minimum level of cash flow (the "Cash Flow Covenant"). The Agreement also contains an event of default if any person or persons, as defined by Section 13 or 14 of the Securities Exchange Act of 1934, acquires 50% or more of the outstanding common stock of the Company. On March 23, 1995, in anticipation of non-compliance with the Cash Flow Covenant, the Company obtained a waiver of compliance for the second quarter of 1995. Additionally, the Agreement was amended at that time. The amendment contains, among other things, an event of default if the Merger Agreement with AMP (see Note 1 to the Condensed Consolidated Financial Statements) is terminated or the Merger contemplated thereby shall not have occurred on or before July 31, 1995. As of April 1, 1995, the Company had outstanding borrowings under the Agreement of $2.0 million and the Company's borrowing availability under the Agreement was $24.2 million.

The Company's inventory balance at April 1, 1995 increased to $63.2 million from $60.8 million at October 1, 1994. The increase is mainly attributable to increased production for anticipated shipments in the third and fourth quarters of 1995 partially offset by decreased semiconductor inventory balances.

The Company believes that its existing cash balances, funds to be generated by future operating activities and borrowing capacity are sufficient to finance operating requirements, to provide for ongoing capital and research and development requirements and to take advantage of investment opportunities.

Part II.  Other Information

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)  On February 15, 1995, the Company held its Annual Meeting of
     Stockholders (the "Meeting").

(b) At the Meeting, the stockholders elected to the Board of Directors all Class II Director nominees listed in the proxy material for the Meeting by the following votes:

                                                     Total Vote
Name of                      Total Vote for         Withheld from
Director Nominees           Director Nominee       Director Nominee
- -----------------           ----------------       ----------------
George N. Hutton, Jr.         23,477,908              366,331
James D. Meindl               23,491,074              353,165
E. James Morton               23,448,272              395,967

Mr. Hutton retired from the Company's Board of Directors effective April 1,
1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits:                                  Method of Filing
                                                        ----------------
     Exhibit 3     By-laws, as amended through          Filed herewith.
                   March 10, 1995.

     Exhibit 10.1  First Amendment and Waiver to        Filed herewith.
                   Revolving Credit Agreement among
                   M/A-COM, Inc. and First National
                   Bank of Boston, et al., dated as
                   of February 14, 1995.

     Exhibit 10.2  Second Amendment and Waiver to       Filed herewith.
                   Revolving Credit Agreement among
                   M/A-COM, Inc. and First National
                   Bank of Boston, et al., dated as
                   of March 23, 1995.

     Management Contracts, Compensatory Plans and Arrangements

     Exhibit 10.3  Amendment to M/A-COM, Inc. Long      Filed herewith.
                   Term Incentive Plan dated as of
                   October 18, 1989, as amended,
                   adopted on February 14, 1995.

     Exhibit 10.4  Severance Agreement dated as of      Filed herewith.
                   February 1, 1994 between M/A-COM,
                   Inc. and Charles D. Kissner.

     Exhibit 10.5  Severance Agreement dated as of      Filed herewith.
                   December 20, 1991 between M/A-COM,
                   Inc. and Peter L. Manno.

     Exhibit 10.6  Amendment No. 1 dated May 26, 1993   Filed herewith.
                   to the Deferment Agreement dated
                   December 18, 1986 between M/A-COM,
                   Inc. and E. James Morton.

     Exhibit 10.7  Deferment Agreement dated December   Filed herewith.
                   31, 1993 between M/A-COM, Inc. and
                   Paul E. Tsongas.
     -------------------------

     Exhibit 11    Statement Re: Computation of Per     Incorporated from
                   Share Earnings.                      Note 6 to Condensed
                                                        Consolidated
                                                        Financial Statements.

     Exhibit 15    Letter Re: Unaudited Interim         Filed herewith.
                   Financial Information.

     Exhibit 27    Financial Data Schedule              Filed herewith.


(b)  Reports on Form 8-K

A Current Report on Form 8-K dated March 10, 1995 was filed with the Securities and Exchange Commission on March 20, 1995 to report a matter under
Item 5, Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 12, 1995.

M/A-COM, Inc.


By:     PETER J. RICE
- --------------------------------
        Peter J. Rice
        Vice President,
        Chief Accounting Officer
        and Controller

Price Waterhouse LLP
160 Federal Street
Boston, MA 02110

April 27, 1995


To the Board of Directors and
Shareholders of M/A-COM, Inc.

We have reviewed the condensed consolidated balance sheet of M/A-COM, Inc. and its subsidiaries as of April 1, 1995 and April 2, 1994 (not presented herein), the related consolidated statement of operations for the three-month and six-month periods then ended and the related condensed consolidated statement of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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


PRICE WATERHOUSE LLP

                                EXHIBIT INDEX

Exhibit                          Description
Number

3            By-laws, as amended through March 10, 1995.

10.1 First Amendment and Waiver to Revolving Credit Agreement among M/A-COM, Inc. and First National Bank of Boston, et al., dated as of February 14, 1995.

10.2 Second Amendment and Waiver to Revolving Credit Agreement among M/A-COM, Inc. and First National Bank of Boston, et al., dated as of March 23, 1995.

Management Contracts, Compensatory Plans and Arrangements

10.3 Amendment to M/A-COM, Inc. Long Term Incentive Plan dated as of October 18, 1989, as amended, adopted on February 14, 1995.

10.4 Severance Agreement dated as of February 1, 1994 between M/A-COM, Inc. and Charles D. Kissner.

10.5 Severance Agreement dated as of December 20, 1991 between M/A-COM, Inc. and Peter L. Manno.

10.6         Amendment No. 1 dated May 26, 1993 to the Deferment
             Agreement dated December 18, 1986 between M/A-COM, Inc. and
             E. James Morton.

10.7 Deferment Agreement dated December 31, 1993 between M/A-COM, Inc. and Paul E. Tsongas.
- -------------------------

11 Statement Re: Computation of Per Share Earnings, incorporated by reference to Note 6 to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

15           Letter Re: Unaudited Interim Financial Information.

27           Financial Data Schedule.